Form 10-Q
period 2014-06-30
Resonant Inc
filed 2014-08-14
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

☐                  Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to                         .

Commission File Number 001-36467

RESONANT INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4320930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Castilian Drive, Suite 100

Santa Barbara, California 93117

(Address of principal executive offices, zip code)

(805) 308-9803

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2014, the issuer had 6,897,695 shares of common stock issued and outstanding.

RESONANT INC.

PART I:  FINANCIAL INFORMATION

Item 1.       Financial Statements

RESONANT INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2013	June 30, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,338,979	$17,353,866
Prepaid expenses and other current assets	182,930	81,099
Deferred finance costs	745,039	—
TOTAL CURRENT ASSETS	4,266,948	17,434,965

PROPERTY AND EQUIPMENT
Fixed assets	231,120	771,807
Less: Accumulated depreciation and amortization	(7,360)	(73,581)
PROPERTY AND EQUIPMENT NET	223,760	698,226

NONCURRENT ASSETS
Patents and domain names, net	379,703	435,396
Other assets	11,782	11,782
TOTAL NONCURRENT ASSETS	391,485	447,178

TOTAL ASSETS	$4,882,193	$18,580,369

LIABILITIES AND STOCKHOLDERS’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,974	$640,064
Accrued expenses	163,375	24,360
Accrued salaries and payroll related expenses	13,504	98,193
Derivative liabilities	5,056,502	—
Note payable	—	—
Convertible notes	7,740,843	—
TOTAL CURRENT LIABILITIES	13,066,198	762,617

LONG-TERM LIABILITIES
Warrants	3,276,084	4,838,199
Other liabilities	3,876	67,783

TOTAL LIABILITIES	16,346,158	5,668,599

Commitments and contingencies (Note 7)

STOCKHOLDERS EQUITY (DEFICIT)
Common stock, $0.001 par value, 10,000,000 authorized and 999,999 outstanding as of December 31, 2013, and 47,000,000 authorized and 6,897,695 outstanding as of June 30, 2014	1,000	6,897
Preferred stock, $0.001 par value, none authorized or outstanding as of December 31, 2013, and 3,000,000 authorized and none outstanding as of June 30, 2014	—	—
Additional paid-in capital	1,000	31,664,479
Accumulated deficit	(11,465,965)	(18,759,606)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	(11,463,965)	12,911,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,882,193	$18,580,369

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Resonant LLC Period from April 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to June 30, 2013	Resonant Inc. Three Months Ended June 30, 2014	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to June 30, 2013	Resonant Inc. Six Months Ended June 30, 2014

REVENUES	$—	$—	$—	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	78,566	29,933	968,807	195,403	29,933	1,403,666
General and administrative expenses	12,965	750,421	454,632	135,993	750,421	976,547
Depreciation and amortization	2,575	—	62,003	4,905	—	75,344
TOTAL OPERATING EXPENSES	94,106	780,354	1,485,442	336,301	780,354	2,455,557
OPERATING LOSS	(94,106)	(780,354)	(1,485,442)	(336,301)	(780,354)	(2,455,557)

OTHER INCOME (EXPENSE)
Interest income	—	231	1,640	—	231	2,193
Interest expense	(145,190)	(169,104)	(2,098,832)	(199,961)	(169,104)	(2,807,862)
Fair value adjustments to warrant and derivative liabilities	—	—	(928,021)	—	—	(3,195,387)
Bridge warrant expense	—	(312,486)	—	(247,669)	(312,486)	—
Other income	—	—	1,163,772	—	—	1,163,772
TOTAL OTHER EXPENSE	(145,190)	(481,359)	(1,861,441)	(447,630)	(481,359)	(4,837,284)

LOSS BEFORE INCOME TAXES	(239,296)	(1,261,713)	(3,346,883)	(783,931)	(1,261,713)	(7,292,841)
Provision for income taxes	(800)	—	—	(800)	—	(800)
NET LOSS	$(240,096)	$(1,261,713)	$(3,346,883)	$(784,731)	$(1,261,713)	$(7,293,641)

NET LOSS PER SHARE - BASIC AND DILUTED	$—	$(1.26)	$(0.81)	$—	$(1.26)	$(2.37)

Weighted average shares outstanding — basic and diluted	—	999,999	4,136,954	—	999,999	3,074,379

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	999,999	$1,000	$1,000	$(11,465,965)	$(11,463,965)
Sale of common stock in our initial public offering	3,105,000	3,105	17,725,710	—	17,728,815
Offering costs of our initial public offering	—	—	(2,388,027)	—	(2,388,027)
Fair value of warrants issued in connection with our initial public offering	—	—	901,185	—	901,185
Conversion of convertible notes	2,787,667	2,787	9,397,213	—	9,400,000
Write-off of derivative liability upon conversion of notes payable	—	—	5,526,003	—	5,526,003
Issuance of common stock from vesting of restricted stock units, net of shares used to pay taxes	5,029	5	38,819	—	38,824
Fair value of stock options issued to advisors and consultants	—	—	211,801	—	211,801
Sale of warrants	—	—	1,000	—	1,000
Stock-based compensation	—	—	249,775	—	249,775
Net loss	—	—	—	(7,293,641)	(7,293,641)
Balance, June 30, 2014	6,897,695	$6,897	$31,664,479	$(18,759,606)	$12,911,770

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to June 30, 2013	Resonant Inc. Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(784,731)	$(1,261,713)	$(7,293,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,905	—	75,344
Amortization of deferred finance costs	200,000	162,756	2,404,196
Stock-based compensation	—	—	500,400
Warrants issued for payment of services	—	715,794	—
Non-cash rent expense	22,338	—	—
Bridge warrant expense	247,669	312,486	—
Gain on extinguishment of derivative liability	—	—	(1,163,772)
Fair value adjustments to warrant and derivative liabilities	—	—	3,195,387
Changes in assets and liabilities:
Prepaids and other current assets	(108,722)	34,267	101,831
Other assets	—	—	—
Accounts payable	332,044	(219,744)	548,090
Accrued expenses	(75,489)	(8,765)	(139,015)
Accrued compensation	—	—	84,689
Other liabilities	—	—	63,907
Net cash used in operating activities	(161,986)	(264,919)	(1,622,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(540,687)
Expenditures for patents and domain names	(75,696)	—	(64,815)
Net cash used in investing activities	(75,696)	—	(605,502)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(100,000)	—
Proceeds from bridge loan	200,000	—	—
Payment of bridge loan	—	(200,000)	—
Proceeds from issuance of convertible note	—	7,000,000	—
Deferred financing cost	—	(1,154,234)	—
Proceeds from sale of common stock from the IPO	—	—	18,630,000
IPO cost	—	—	(2,388,027)
Proceeds from issuance of warrants	1,000	—	1,000
Net cash provided by financing activities	201,000	5,545,766	16,242,973
NET INCREASE (DECREASE) IN CASH	(36,682)	5,280,847	14,014,887
CASH – Beginning of period	89,044	52,362	3,338,979
CASH – End of period	$52,362	$5,333,209	$17,353,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$—	$403,667
Taxes	$—	$—	$800

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of subordinated note in exchange for Class C units	$—	$2,400,000	$—
Change to equity for difference in fair value of subordinate note	$—	$2,133,855	$—
Debt discount in conjunction with senior note	$—	$266,145	$—
Debt discount in conjunction with senior note	$—	$329,886	$—
Debt discount in conjunction with senior note-derivative	$—	$2,005,015	$—
Conversion of senior note	$—	$—	$7,000,000
Conversion of subordinated note	$—	$—	$2,400,000
Extinguishment of derivative liability	$—	$—	$5,526,003

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Santa Barbara, California.  We are the successor of Resonant LLC, a limited liability company formed on May 29, 2012 (our inception date).  We were incorporated on January 19, 2012 as a wholly-owned subsidiary of Superconductor Technologies Inc., or STI, and became an independent company on July 6, 2012.  As a result of an exchange transaction that occurred on June 17, 2013, the units of membership interest issued by Resonant LLC were exchanged for shares of our common stock, resulting in a change in the form of ownership of our company.  The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant LLC, as the predecessor company, for the periods from January 1, 2013 to June 16, 2013 and April 1, 2013 to June 16, 2013, and the activities of Resonant Inc., as the successor company, for the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014. The condensed consolidated balance sheets presented in the condensed consolidated financial statements represent the activities of Resonant Inc., as the successor company, as of December 31, 2013 and June 30, 2014.

We are creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized NetworksTM, or ISNTM, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We plan to use ISN to develop new classes of filter designs.

We plan to license our designs to companies that make part or all of the RF front-end.  We to intend retain ownership of our designs and we expect to be compensated through license fees and/or to charge royalties based on sales of RF front-end modules that incorporate our designs.  We do not currently intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.

We are currently developing our first design, a duplexer or filter, in collaboration with Skyworks Solutions, Inc., or Skyworks, under the terms of a development agreement.  Skyworks has an option to license our duplexer design at already agreed-upon royalty rates upon completion.  The terms of the license would give Skyworks exclusivity on our first filter design for a limited time on the relevant duplexer band.  There is no assurance that we can complete our first design or that our design will have acceptable performance.  In addition, our first design will compete with other products and solutions available to Skyworks and may not be selected even if fully compliant with all specifications.

We were founded as Resonant LLC on May 29, 2012 and commenced business on July 6, 2012 with initial contributions from our founders and STI.  The founders contributed $200,000 and agreed to work full-time without pay until we secured adequate funding.  STI contributed a patent portfolio, software, equipment, temporary office space and an early version of our first development agreement.

The founders loaned us an aggregate of $200,000 during the first quarter of 2013, and we issued a series of warrants to the founders in connection with these loans. We repaid the loans in the second quarter of 2013.

We changed our form of ownership from a limited liability company to a corporation in an exchange transaction on June 17, 2013.  The founders exchanged all of their units and warrants of Resonant LLC for common stock and warrants of Resonant Inc.  STI exchanged all of its units of Resonant LLC for a $2.4 million Subordinated Convertible Note of Resonant Inc.  The note issued to STI was to mature on September 17, 2014, was interest free, was secured by all of our assets, was subordinated to our Senior Convertible Notes and would automatically convert into 700,000 shares of our common stock upon consummation of a qualified offering.

We closed our first financing on June 17, 2013.  We issued $7.0 million of Senior Convertible Notes in a private placement.  The notes were to mature on September 17, 2014, bore interest at 6.0% per annum, were secured by all of our assets and would automatically convert into 2,087,667 shares of our common stock upon consummation of a qualified offering.  Interest was payable in cash or shares of common stock.  We paid a placement agent a commission of $700,000 and issued the agent warrants to purchase 208,763 shares of our common stock.  We also issued the placement agent a warrant to purchase 222,222 shares of our common stock for business consulting services.

Initial Public Offering

We closed an initial public offering, or IPO, of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

MDB Capital Group, LLC, or MDB, acted as the sole underwriter for our IPO.  Simultaneous with the funding of the IPO, we issued the underwriter a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant is not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement).

Our Senior Convertible Notes automatically converted into 2,087,667 shares of common stock effective upon the completion of the IPO.  We paid in cash the accrued interest of $403,667.  Similarly, our Subordinated Convertible Note automatically converted into 700,000 shares of common stock.  There was no accrued interest on this note.  The shares issued on conversion of the Senior Convertible Notes are subject to a 180-day lockup expiring November 24, 2014, and the shares issued on conversion of the Subordinated Convertible Note are subject to a 12-month lockup expiring May 28, 2015.

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with capital contributions and debt.  We have incurred accumulated losses totaling $18.8 million through June 30, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and June 30, 2014, we had an accumulated deficit of $11.5 million and $18.8 million, respectively, and cash and cash equivalents of $3.3 million and $17.4 million, respectively.

We recently completed an initial public offering to raise additional capital.  There is no assurance that the proceeds will be sufficient to provide us with adequate resources to fund future operations, and we may need additional financing to continue with our plan of commercialization and for general working capital.  Further, if we are unable to complete the duplexer design under the development agreement or Skyworks declines to license the design, we will require additional financing.  No assurance can be given that any form of additional financing can be obtained, that the terms of such financing will be acceptable or that such financing would not be dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The matters described in the preceding paragraphs raise substantial doubt about our ability to continue as a going concern.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon our ability to meet our financing requirements on a continuing basis, and become profitable in our future operations.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and related notes thereto included in our registration statement on Form S-1 filed with the Securities and Exchange Commission, or the SEC, on May 28, 2014. The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all notes and other disclosures required by U.S. GAAP. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, derivative and warrant and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

Fair Value of Financial Instruments—We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of our financial instruments, including cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

The carrying amount of our warrant liabilities and our derivative liability related to the Senior Convertible Notes were marked to market each reporting date until the warrants and derivative liability are settled. Prior to the completion of the IPO in May 2014, the fair value of the financing warrant liability and derivative liability (see Note 3 and Note 4) were estimated using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our securities to trade in an active market. The fair value of the remaining warrants and the financing warrant liability and derivative liability post the IPO, were estimated using a Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. Our expected volatility was derived from the historical volatilities of several public companies in similar industries because we have limited information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. All of the warrant liabilities and the derivative liability are valued using level 3 inputs (see Note 8 for the range of assumptions used).

Prior to the completion of the IPO,  the determination of the value of our common stock, and for purposes of establishing the value of the warrants and derivatives related to the bridge financing, the senior convertible notes, the subordinated convertible notes and the consulting warrants, management considered several factors and the probability of achieving each one of them. The significant factors were (1) securing adequate funding to complete the single-band commercial surface acoustic wave, or SAW, duplexer design under the terms of the development agreement with Skyworks; (2) developing a working duplexer product that meets the specifications of Skyworks; and (3) Skyworks exercising its licensing option if the duplexer product met its specifications. The probabilities for achieving each of these factors changed during the periods from January 31, 2013 to June 16, 2013 and December 31, 2013. These probabilities were affected by our ability to hire technical personnel to develop the technology and design the product, establish a management team to develop a business plan, secure financing, execute the business plan, and interact with Skyworks to achieve the milestones contained in the development agreement with Skyworks. As we made progress in each of these areas over the period from January 31, 2013 through December 31, 2013 the probability elements in each of these factors changed and increased. These increases resulted in higher valuations of our common stock and accordingly the values of the warrants and derivatives at each of these periods. Post the IPO, we used the current market value of our common stock to assist in determining the value of the warrants, derivatives and stock options using the Black-Scholes option valuation model.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs were fully expensed. Amortization of deferred financing costs charged to interest expense was $51,102, $169,704 and $386,649 for the period from June 17, 2013 to June 30, 2013, for the three and six months ended June 30, 2014, respectively.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 730-10, Research and Development.

Earnings Per Share, or EPS—EPS is computed in accordance with ASC Topic 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise and/or conversion of the Company’s convertible notes and warrants (using the if-converted method).

The shares used to compute net loss per share represent the weighted-average common shares outstanding for the period from June 17, 2013 to June 30, 2013 and for the three and six month periods ended June 30, 2014. Further, as our stockholders have the right to participate in any dividend declared on our common stock, basic and diluted EPS are potentially subject to computation using the two-class method, under which our undistributed earnings are allocated amongst the common stockholders. However, as we recorded a net loss for the periods from June 17, 2013 to June 30, 2013, and for the three and six months ended June 30, 2014, presentation of EPS using the two class method was not necessary. EPS is not presented for the period from April 1, 2013 to June 16, 2013 or January 1, 2013 to June 16, 2013 as we were a limited liability company.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Period from June 17, 2013 to June 30, 2013	For the Three and Six Months ended June 30, 2014
Common stock warrants	680,984	991,484
Common stock options	—	376,500
Convertible debt	2,787,667	—
Total shares excluded from net loss per share attributable to common stockholders	3,468,651	1,367,984

Derivative Instruments—We account for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815, as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex instruments, such as free-standing warrants, we generally use the Black-Scholes option valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Under ASC 815, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in fair value during a given financial quarter would result in the application of non-cash derivative income. In situations where the Black-Scholes option valuation model is not deemed appropriate, we will use a Monte Carlo option-pricing model to determine the fair value of derivative instruments.

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of June 30, 2014, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none during the period from January 1, 2013 to June 16, 2013, the period from June 17, 2013 to June 30, 2013 and for the three and six months ended June 30, 2014.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

Development Stage Enterprise—Effective June 2014 the FASB issued amendment 2014-10 for ASC Topic 915, Development Stage Entities. The amendment has eliminated the reporting distinction for development stage entities. We have adopted this amendment effective with our June 30, 2014 reporting period.

NOTE 3—BRIDGE LOANS, MEMBER LOAN AND CONVERTIBLE DEBT

Senior Convertible Note

We entered into a securities purchase agreement on June 17, 2013 for the sale to multiple investors of $7.0 million in principal amount of senior secured convertible promissory notes, which we refer to as Senior Convertible Notes. MDB served as placement agent in this financing. We closed the sale on the same day and issued $7.0 million in principal amount of Senior Convertible Notes. We also paid $700,000 to MDB as a placement agent fee. The net cash proceeds were $6.3 million. We also issued to MDB a warrant to purchase shares of our common stock as consideration for its financing services, and another warrant to purchase shares of our common stock as consideration for business consulting services. The Senior Convertible Notes bore interest at a 6% per annum and were scheduled to mature on September 17, 2014 unless earlier converted.

The conversion feature included in the terms of the Senior Convertible Notes was determined to be a derivative liability that we bifurcated for accounting purposes. We measured the derivative liability at fair value at the issue date of Senior Convertible Notes based on a Monte Carlo option-pricing model and determined the value to be $1.9 million. The derivative liability was recorded with a corresponding debit to debt discount that was amortized as interest expense using the effective interest method over the life of the instrument. At the time of issuance, the Senior Convertible Notes and derivative liability were recorded on the balance sheet as a long-term note because the notes mature on September 17, 2014 (greater than one year). At December 31, 2013, these amounts are included in current liabilities. Upon a Qualified IPO, or other event that results in the conversion of the notes into common stock, a portion of the carrying value of the derivative liability would be accounted for as an extinguishment of debt and any remaining unamortized debt discount would be expensed at such date. At December 31, 2013, the Monte Carlo option-pricing model used the following assumptions to estimate fair value: equity value of $20.0 million, different conversion prices for different scenarios, time to maturity of 9-15 months under the scenarios based on the expected date of a Qualified IPO, volatility of 102.1% and risk free rate of 0.19%. As noted above, in connection with the Senior Convertible Notes and as a result of the warrants issued to MDB as consideration for its placement agent services, we determined that an additional discount to the debt should be recorded in the amount of $300,000, and we were amortizing this amount using the effective interest method over the life of the instrument. The Senior Convertible Notes did not include any financial covenants.

Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $403,667 was paid from the proceeds of the IPO. Additionally, the unamortized debt discount of $780,147 was fully amortized to interest expense for the three and six months ended June 30, 2014. Interest expense for the three and six months ended June 30, 2014 was $288,746 and $727,601, respectively, and was $88,770 for both the three and six months ended June 30, 2013.

Subordinated Convertible Note

On June 17, 2013, we issued to STI a subordinated senior secured convertible note in the principal amount $2.4 million, which we refer to as the Subordinated Convertible Note, as consideration for our acquisition from STI of its 300,000 Class C units of Resonant LLC and 100 shares of our common stock. The Subordinate Convertible Note did not bear interest and was scheduled to mature on September 17, 2014 unless earlier converted.

The Subordinated Convertible Note was non-interest bearing. We considered the effective interest rate of the Subordinated Convertible Note to be at least 11.8% per annum as the Subordinated Convertible Note was subordinated to the Senior Convertible Notes and had greater inherent risk, and, therefore, it should carry a higher interest rate than that of the Senior Convertible Notes. We calculated a discount to the face value of the Subordinated Convertible Note of $300,000, which we recorded as debt discount and were amortizing as interest expense over the life of the Subordinated Convertible Note using the effective interest rate method. The Subordinated Convertible Note did not include any financial covenants.

Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest. Additionally, the unamortized debt discount of $60,917 was fully amortized to interest expense for the three months ended June 30, 2014. Interest expense for the three and six months ended June 30, 2014 was $37,260 and $90,489, respectively, and was $8,280 for both the three and six months ended June 30, 2013.

NOTE 4—WARRANT LIABILITIES

From time to time, we and Resonant LLC have issued warrants to purchase shares of common stock and units of membership interest, respectively. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to the same anti-dilution provisions applicable to shares of our common stock.

Bridge Warrants

In connection with and as an inducement to make the bridge loans in January and March 2013, Resonant LLC issued to each of our three founders five-year warrants to purchase Class B units of Resonant LLC at an exercise price of $0.40 per unit, which we refer to as the Bridge Warrants. The Bridge Warrants were issued in two tranches, at the same time the bridge loan was funded, with each founder receiving warrants for 20,833 Class B units on each of January 31, 2013 (for a total of 62,499 Class B units) and March 19, 2013 (for a total of 62,499 Class B units). The founders paid an aggregate of $1,000 in cash for the Bridge Warrants.

We estimated the initial fair value of the Bridge Warrants issued in January 2013 to be $200,000 using the Black-Scholes option valuation model and the following assumptions: exercise price of $0.40 per unit; implied unit price of $3.75; expected volatility of 60%; expected dividend rate of 0%; risk free interest rate of 0.88%; and expiration date of 5 years. We estimated the initial fair value of the Bridge Warrants issued in March 2013 to be $200,000 using the Black-Scholes option valuation model and the following assumptions: exercise price of $0.40 per unit; implied unit price of $3.60; expected volatility of 60%; expected dividend rate of 0%; risk free interest rate of 0.80%; and expiration date of 5 years. (See Note 2).

On June 17, 2013, in connection with our acquisition of all of the outstanding membership interests of Resonant LLC in an exchange transaction, the founders exchanged their Bridge Warrants to purchase an aggregate of 124,998 Class B units of Resonant LLC for Bridge Warrants to purchase an aggregate of 249,999 shares of our common stock at an exercise price of $0.20 per share. All other terms of the Bridge Warrants remained the same. We revalued the Bridge Warrants on June 17, 2013 to $400,000 using the Black-Scholes option valuation model with the following assumptions: exercise price of $0.20 per share; implied stock price of $3.23; expected volatility of 60%; expected dividend rate of 0%; risk free interest rate of 1.06%; and expiration date of 5 years. At each reporting period, any changes to the fair value of the Bridge Warrants will be recorded in the condensed consolidated statements of operations. (See Note 8).

Consulting Warrant, Financing Warrant and Underwriting Warrant

Upon consummation of our Senior Convertible Note financing, (see Note 3), for business consulting services provided by MDB, we issued to MDB a seven-year warrant to purchase 222,222 shares of our common stock at an exercise price of $0.01 per share, which we refer to as the Consulting Warrant. The Consulting Warrant is exercisable six months after the completion of our initial public offering and prior to June 15, 2020. We estimated the initial fair value of the Consulting Warrant to be $700,000 using the Black-Scholes option valuation model with the following assumptions: exercise price of $0.01 per share; implied stock price of $3.23; expected volatility of 68.8%; expected dividend rate of 0%; risk free interest rate of 1.57%; and expiration date of 7 years.  (See Note 2).

In addition, for placement agent services provided by MDB in connection with our Senior Convertible Note financing, we issued to MDB a seven-year warrant to purchase shares of our common stock, which we refer to as the Financing Warrant. The Financing Warrant is exercisable six months after the completion of our initial public offering and prior to June 15, 2020. The Financing Warrant is exercisable for a number of shares of our common stock equal to $700,000 divided by the Financing Warrant’s exercise price. Prior to consummation of our Qualified IPO, the exercise price is equal to $6,000,000 divided by the Fully Diluted Shares. Upon consummation of our Qualified IPO, the exercise price is adjusted to be equal to the conversion price of our Senior Convertible Notes. As the value of the Financing Warrant depends on future price movements of our equity, we estimated the fair value of the Financing Warrant at December 31, 2013 to be $700,000 using a Monte Carlo option-pricing model with the following assumptions: equity value of $20 million, different conversion prices for different scenarios, time to maturity of 6.5 years, volatility of 65.3% and risk free rate of 2.28%. (See Note 2).

In connection with the closing of our IPO, we also issued a third warrant to MDB related to their role as the sole underwriter for our IPO.  We refer to this as the Underwriting Warrant.  We issued them a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant is not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement) and expires May 28, 2019. We estimated the fair value of the Financing Warrant at issuance date to be $901,185 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.00 per share, time to maturity of 5 years, volatility of 63.1%, zero expected dividend rate and risk free rate of 1.5%. (See Note 2).

A roll-forward of warrant activity from December 31, 2013 to June 30, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of June 30, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
	680,984	310,500	—	991,484

(1)                                 The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

The fair value of the warrant liabilities was $3.3 million and $4.8 million at December 31, 2013 and June 2014, respectively. During the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014, we recorded a loss of $0, $928,021 and $1.6 million, respectively, for the change in fair value of the warrants.

For the valuation of the warrants for the period ended June 30, 2014, we determined the inputs to the Black-Scholes option valuation model used to value the warrants as follows: the fair value stock price as of June 30, 2014 of $7.72; the expected volatility was based on the volatility of common stock of a group of comparable public companies corresponding to the warrant’s time to expiration; the estimate of expected term was based on the expiration date of the warrant; the risk- free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term of the warrant; and the expected dividend rate was zero as we do not anticipate paying dividends on our common stock. (See Note 8).

For periods prior to the period ended June 30, 2014, we used the Monte-Carlo option pricing model which takes into consideration the historical volatilities of comparable public companies using data from Capital IQ and implied volatiles from Bloomberg considering the differences in size among the public companies and us, and the warrant’s time to expiration. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The Monte-Carlo model used daily steps, assuming 252 trading days per year, which was based on 52 weeks of 5 trading days less 8 holidays, a standard assumption in the industry.

NOTE 5—STOCKHOLDERS’ EQUITY (DEFICIT)

Upon the formation of Resonant LLC, STI contributed assets to Resonant LLC in exchange for 300,000 Class C units, which constituted a 37.5% ownership interest in Resonant LLC. Our three founders simultaneously contributed $200,000 ($66,667 each) to Resonant LLC in exchange for 500,000 Class B units (166,667 units each), or a 62.5% ownership interest in Resonant LLC. In connection with his investment, each founder retained the right, but not the obligation, to require Resonant LLC to repurchase all of the Class B units held by the founder only if: (i) the founder’s service agreement with Resonant LLC was terminated; (ii) Resonant LLC and the other members of Resonant LLC declined to exercise their right to purchase the founder’s Class B units following termination of his services agreement; and (iii) the founder desired to work for a third party that, among other activities, engaged in a competing business. Upon exercise by a founder of his put right, Resonant LLC was obligated to purchase the founder’s Class B units at a price equal to the founder’s capital account balance in Resonant LLC. As a result of the allocation of the losses to the Class B unit holders, their capital account balances became zero.

The operating agreement provided that members did not have any voting rights except for those significant business matters expressly listed in the operating agreement, including the operating budget and hiring of key executives. The majority vote of each class of units was required for those matters. In addition, the Class B unit holders designated two managers and the Class C unit holder designated one manager. Although the managers ran the day- to-day business, all key business activities and decisions required the approval of a majority of the Class B unit holders and the Class C unit holder as noted above. Because STI was a member of Resonant LLC, with a 50% control factor, the value of the assets STI contributed to Resonant LLC was recorded at their carryover bases.

Resonant LLC reserved 200,000 Class A units for issuance as equity compensation, but no Class A units were ever issued.

Resonant Inc. was organized on January 14, 2012 by STI but had not conducted any operations through June 16, 2013. The common stock originally issued to STI on formation was surrendered and cancelled in the exchange transaction pursuant to which Resonant LLC became our wholly-owned subsidiary. (See Note 1 and Note 3).

NOTE 6 — STOCK BASED COMPENSATION

2014 Omnibus Incentive Plan

In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan permits for the issuance of equity based instruments covering up to an initial total of 1,400,000 shares of common stock.

Option Valuation

We have computed the fair value of options granted using the Black-Scholes option valuation model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. We utilized the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. Since our stock has not been publicly traded for a sufficiently long period of time, we are utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Options

On May 28, 2014, our board of directors granted to various employees, board of directors and consultants from the 2014 Omnibus Incentive Plan, stock options to purchase an aggregate of 364,000 shares of our common stock at an exercise price of $6.00 per share with a term of ten years. The options granted to employees were incentive stock options and had an aggregate grant date fair value of $1.2 million utilizing the Black-Scholes option valuation model. Our board of directors also issued restricted stock units for the purchase an aggregate of 174,500 shares of our common stock. The options had an aggregate grant date fair value of $1,122,800 utilizing the Black-Scholes option valuation model.

On June 30, 2014, we granted incentive stock options for the purchase of 12,500 shares of our common stock to two new employees. The options have an exercise price of $7.20 per share with a term of ten years. The options vest quarterly over sixteen quarters for one grant and for the other grant, vest 25% at the end of twelve months from the grant date and quarterly thereafter for the next twelve quarters. The options had an aggregate grant date fair value of $65,638 utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the three and six months ended June 30, 2014 using the Black-Scholes option valuation model. The fair values of stock options granted were estimated using the following assumptions:

Option Grants Awarded During the Three Months Ended June 30, 2014
Stock Price	$6.00 to $7.72
Dividend Yield	0%
Expected Volatility	69.8%
Risk-free interest rate	2.010%
Expected Life	6.93 to 7 years

Stock-based compensation expense related to stock options for both employees and non-employees was $461,576, for both the three and six months ended June 30, 2014 and was $0 for both the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, stock-based compensation related to stock options of $210,754 and $250,822 was reflected in research and development and general and administrative expenses, respectively, on the accompanying condensed consolidated statements of operations. As of June 30, 2014, the unamortized value of options held by employees was $938,800. As of June 30, 2014, the unamortized portion will be expensed over a weighted average period of 3.53 years. We also recorded $38,824 of stock-based compensation related to the 5,029 restricted stock unit shares that vested during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, stock-based compensation related to restricted stock unit shares of $24,341 and $14,483 was reflected in research and development and general and administrative expenses, respectively, on the accompanying condensed consolidated statements of operations. The shares issued were net of employee related withholding taxes paid with shares.

Stock Option Award Activity

The following is a summary of our stock option activity during the three and six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Value
Outstanding, January 1, 2014	—	$—	$—	—	$—
Granted	376,500	6.00	4.01	9.91	1,525,415
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, June 30, 2014	376,500	$6.00	$4.01	9.91	$1,525,415

Exercisable, January 1, 2014	—	$—	$—	—	$—
Vested	106,891	6.00	4.01	—	461,576
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercisable, June 30, 2014	106,891	$6.00	$4.01	9.91	$461,576

The following table presents information related to stock options outstanding and exercisable at June 30, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$6.00	364,000	9.91	106,891
7.20	12,500	10.0	—
	376,500	9.91	106,891

Stock-based compensation consists of the following:

	For the Three and Six Months Ended June 30, 2013	For the Three and Six Months Ended June 30, 2014
Employees	$—	$274,108
Consultants/Advisors	—	226,292
	$—	$500,400

NOTE 7—COMMITMENT AND CONTINGENCIES

In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease has a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs are estimated to be $2,101 per month. In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease has a two-year term, and rental costs of approximately $4,046 per month. In April 2014, we amended the lease associated with our corporate headquarters to add additional space which increase our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs to be $2,201.

Rent expense related to our facilities for the period from January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to June 30, 2013 was $22,338 and $0, respectively, and for the three and six months ended June 30, 2014, was $26,064 and $51,362, respectively.

NOTE 8—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

We measure our financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, we are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

Our common stock purchase warrants issued in conjunction with debt and consulting services are detachable, or free standing, instruments. In addition, we have recorded a derivative liability associated with the conversion feature in our Senior Convertible Note. We estimate fair values of these warrants and derivative liabilities utilizing Level 3 inputs for all classes of warrants and derivative liabilities issued. Other than the Financing Warrant and Senior Convertible Note derivative liability, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. To determine the value of the Financing Warrant and Senior Convertible Note derivative liability, we used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. We determined that as the Financing Warrant and debt conversion can only be exercised upon the probability of satisfying a performance condition such as a Qualifying IPO or Fundamental Transaction, as provided for in the applicable instrument, and thus a closed-form model such as the Black-Scholes option valuation model would not be appropriate (see Note 4).

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability during the period from June 17, 2013 to June 30, 2013:

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Financing Warrant	6.5 - 7	1.57 - 2.28%	65.3 - 68.6%	—
Senior Convertible Note Derivative Liability	0.75 - 1.75	0.19 - 0.24%	81.0 - 102.1%	75 - 90%

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liabilities:

	December 31, 2013	June 30, 2014

Assumptions:
Risk-free interest rate	0.8% - 2.45%	1.25% - 2.31%
Expected dividend yield	0%	0%
Expected volatility	60.0% - 65.6%	64.0% - 69.7%
Expected term (in years)	4.08 - 7.0	3.58 – 5.95

We used a fair value per share of our common stock of $5.54 and $7.72 as of December 31, 2013 and June 30, 2014, respectively, to determine the fair value of derivative and warrant liabilities.

Liabilities measured at fair value on a recurring basis as of December 31, 2013, are as follows:

		Fair Value Measurements Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Senior convertible note derivative	$5,056,502	$—	$—	$5,056,502
Bridge loan warrants	1,338,071	—	—	1,338,071
Consulting warrant	1,228,616	—	—	1,228,616
Financing warrant	709,397	—	—	709,397
Total	$8,332,586	$—	$—	$8,332,586

Liabilities measured at fair value on a recurring basis as of June 30, 2014 are as follows:

		Fair Value Measurements Using
	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Bridge loan warrants	$1,882,353	$—	$—	$1,882,353
Consulting warrant	1,713,567	—	—	1,713,567
Financing warrant	1,242,279	—	—	1,242,279
Total	$4,838,199	$—	$—	$4,838,199

We estimated the fair value of our warrants and Senior Convertible Note derivative at the time of issuance and subsequently re-measure using the Black-Scholes option valuation model or Monte Carlo option-pricing model as discussed above, at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. Under the Monte Carlo option-pricing model we estimate the fair value of the Senior Convertible Note derivative liability and Financing Warrant liability at the time of issuance and subsequently re-measurement dates considering the probability of achieving a milestone, the cost of capital, and the estimated time period the right would be outstanding. The estimates were based, in part, on subjective assumptions and could differ materially in the future (see Note 4). Changes to these assumptions as well as our stock price on the reporting date can have a significant impact on the fair value of the warrant liabilities in the future.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at December 31, 2013	$3,276,084	$5,056,502
Issuance of warrant and derivative liabilities	—	—
Change in fair value	1,562,115	1,633,272
Write-off due to conversion	—	(6,689,774)
Balance at June 30, 2014	$4,838,199	$—

(1)                                 The change in the fair value of the warrants was recorded as a reduction of $928,021 and $1.6 million to other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2014, respectively.

(2)                                 The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.2 million to other income in the condensed consolidated statement of operations for both the three and six months ended June 30, 2014, respectively.

NOTE 9—SUBSEQUENT EVENT

In August 2014, we entered into an agreement with our investor relations firm, or IR Firm, to provide us with investor relations services. Pursuant to the agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock. The IR Consulting Warrant has an exercise price of $8.31.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

·                  the status of filter designs under development;

·                  the prospects for licensing filter designs upon completion of development;

·                  plans for other filter designs not currently in development;

·                  potential customers for our designs;

·                  the timing and amount of future royalty streams;

·                  the expected duration of our capital resources;

·                  our hiring plans;

·                  the impact of our designs on the mobile device market;

·                  our business strategy;

·                  our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

·                  the timing and success of our plan of commercialization;

·                  our dependence on growth in our customers’ businesses;

·                  the effects of market conditions on our stock price and operating results;

·                  our ability to maintain our competitive technological advantages against competitors in our industry;

·                  our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

·                  our ability to introduce new offerings and bring them to market in a timely manner;

·                  our ability to maintain, protect and enhance our intellectual property;

·                  the effects of increased competition in our market and our ability to compete effectively;

·                  our plans to use the proceeds from our initial public offering;

·                  costs associated with defending intellectual property infringement and other claims;

·                  our expectations concerning our relationships with customers and other third parties;

·                  our expectations concerning relationships between our customers and their manufacturers;

·                  the attraction and retention of qualified employees and key personnel;

·                  future acquisitions of or investments in complementary companies or technologies; and

·                  our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

Resonant is a late-stage development company creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized NetworksTM, or ISNTM, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We plan to use ISN to develop new classes of filter designs.

We believe licensing our designs is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end modules that incorporate our designs.  We do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.

We are currently developing our first design, a duplexer, in collaboration with Skyworks Solutions, Inc., under the terms of a development agreement.  Duplexers are two filters combined into a single component which simultaneously selects both the transmit and receive signals.  Skyworks has an option to license our duplexer design at already agreed-upon royalty rates upon completion.  There is no assurance that we can complete our design or that our first design will have acceptable performance.  In addition, our design will compete with other products and solutions available to Skyworks and may not be selected even if fully compliant with all specifications.

We were founded as Resonant LLC on May 29, 2012 (our inception date).  We commenced business on July 6, 2012 with initial contributions from our founders and Superconductor Technologies Inc., or STI.  The founders contributed $200,000 and agreed to work full-time without pay until we secured adequate funding. STI contributed a patent portfolio, software, equipment, temporary office space and an early version of our first development agreement with Skyworks.

The founders loaned us an aggregate of $200,000 during the first quarter of 2013, and we issued a series of warrants to the founders in connection with these loans.  We refer to the founder loans as Bridge Loans and the founder warrants as Bridge Loan Warrants.  We repaid the Bridge Loans in the second quarter of 2013.

We changed our form of ownership from a limited liability company to a corporation in an exchange transaction on June 17, 2013.  The founders exchanged all of their units and warrants of Resonant LLC for common stock and warrants of Resonant Inc.  STI exchanged all of its units of Resonant LLC for a $2.4 million subordinated convertible note of Resonant Inc., or Subordinated Convertible Note.  The Subordinated Convertible Note was scheduled to mature on September 17, 2014, was interest free, was secured by all of our assets and was subordinated to our senior convertible notes.  This note was converted into common stock in our IPO.

We closed our first financing on June 17, 2013.  We issued $7.0 million of senior convertible notes, or Senior Convertible Notes, in a private placement.  The Senior Convertible Notes were scheduled to mature on September 17, 2014, bore interest at 6.0% per annum and were secured by all of our assets.  These notes were converted into common stock in our IPO.

We paid MDB Capital Group, LLC, or MDB, which served as placement agent, a commission of $700,000 and issued it warrants to purchase 208,763 shares of common stock, which we refer to as the Financing Warrant.  We also issued MDB on June 17, 2013 warrants to purchase 222,222 shares of common stock for business consulting services, which we refer to as the Consulting Warrant.

We have earned no revenue since inception, and our operations have been funded with the initial capital contributions and debt.  We have incurred accumulated losses totaling $18.8 million from inception through June 30, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and June 30, 2014, we had an accumulated deficit of $11.5 million and $18.8 million, respectively, and cash and cash equivalents of $3.3 million and $17.4 million, respectively.

Initial Public Offering

We closed an initial public offering, or IPO, of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

MDB acted as the sole underwriter for our IPO.  Simultaneous with the funding of the IPO, we issued the underwriter a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant is not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement).  We refer to this warrant as the Underwriting Warrant.

Our Senior Convertible Notes automatically converted into 2,087,667 shares of common stock effective upon the completion of the IPO.  We paid in cash the accrued interest of $404,000.  Similarly, our Subordinated Convertible Note automatically converted into 700,000 shares of common stock.  There was no accrued interest on this note.  The shares issued on conversion of the Senior Convertible Note are subject to a 180-day lockup expiring November 24, 2014, and the shares issued on conversion of the Subordinated Convertible Note are subject to a 12-month lockup expiring May 28, 2015.

Plan of Operation

We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices.  First, we plan to develop a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  Second, we plan to develop a series of tunable filter designs that replace multiple filters.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.

Our primary activity in the near term will be continued work on a duplexer design under our existing development agreement with Skyworks.  We expect to complete work on the duplexer design before the end of 2014.  There is no assurance that we can complete our design or that our design will have acceptable performance.  In addition, our design will compete with other products and solutions available to Skyworks and may not be selected even if fully compliant with all specifications.

We expect to begin development of our first tunable filter design before the end of 2014.  This will require recruiting and hiring additional personnel.  We have started discussions with several prospective customers for a design.  These discussions are ongoing and may not result in any agreements.  We expect to proceed with our plan to develop a tunable filter design regardless of the outcome of these discussions.  We may not succeed in the development of a commercially viable tunable filter design or secure any customers for such designs.

We plan to pursue filter design agreements and joint ventures with potential customers and other strategic partners.  These types of arrangements may subsidize filter design costs, as well as offer complementary technology and market intelligence and other avenues to revenue.  However, we intend to retain ownership of our technology, designs and related improvements.  We expect to pursue development of multiple designs for multiple customers, and grant each customer a royalty-bearing license to a specific design with some limited period of exclusivity.

We expect to use the net proceeds from our initial public offering for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, to pay accrued interest on outstanding indebtedness, as well as for working capital and other general corporate purposes.  Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company.  We anticipate increasing the number of employees from our current 15 to approximately 50; however, this is highly dependent on the nature of our development efforts and our success in commercialization.  We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts.  We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.  In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.  We will have significant discretion in the use of any net proceeds.  Investors will be relying on the judgment of our management regarding the application of the proceeds of any sale of our common stock.

Commercial development of new technology is, by its nature, unpredictable.  Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from this offering will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations as contemplated herein.  If the net proceeds from this offering are insufficient for this purpose, we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

If the net proceeds from the public offering are not sufficient to develop our technology and enable future sales, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures.  This could reduce our ability to commercialize our technology or require us to seek further funding earlier, or on less favorable terms.

We cannot assure you that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable.  Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations.  If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP.  The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.  Refer to Note 2 of the condensed consolidated financial statement footnotes for further discussion.

Results of Operations

The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014.

For comparison purposes, for the three and six months ended June 30, 2013, we have combined the condensed statements of operations of Resonant LLC for the period from January 1, 2013 to June 16, 2013 and of Resonant Inc. for the period from June 17, 2013 to June 30, 2013, as shown in the following table:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Resonant LLC Period From April 1, 2013 to June 16, 2013	Resonant Inc. Period From June 17, 2013 to June 30, 2013	Total Three Months Ended June 30, 2013	Resonant LLC Period From January 1, 2013 to June 16, 2013	Resonant Inc. Period From June 17, 2013 to June 30, 2013	Total Six Months Ended June 30, 2013
Revenue	$—	$—	$—	$—	$—	$—
Operating Expenses:
Research and development expenses	78,566	29,933	108,499	195,403	29,933	225,336
General and administrative expenses	12,965	750,421	763,386	135,993	750,421	886,414
Depreciation and amortization	2,575	—	2,575	4,905	—	4,905
Total operating expenses	94,106	780,354	874,460	336,301	780,354	1,116,655
Operating loss	(94,106)	(780,354)	(874,460)	(336,301)	(780,354)	(1,116,655)
Other income (expense):
Interest income	—	231	231	—	231	231
Interest expense	(145,190)	(169,104)	(314,294)	(199,961)	(169,104)	(369,065)
Fair value adjustments to warrant and derivative liabilities	—	—	—	—	—	—
Bridge warrant expense	—	(312,486)	(312,486)	(247,669)	(312,486)	(560,155)
Other income (expense)	—	—	—	—	—	—
Total other expense	(145,190)	(481,359)	(626,549)	(447,630)	(481,359)	(928,989)
Loss before income taxes	(239,296)	(1,261,713)	(1,501,009)	(783,931)	(1,261,713)	(2,045,644)
Provision for income taxes	(800)	—	(800)	(800)	—	(800)
Net loss	$(240,096)	$(1,261,713)	$(1,501,809)	$(784,731)	$(1,261,713)	$(2,046,444)

Comparison of the Three Months Ended June 30, 2013 and 2014

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs under development agreements.  These consist primarily of the cost of employees and consultants, and to a lesser extent costs for equipment, software and supplies.  We also include the costs for our intellectual property development program under research and development.  This program focuses on patent strategy and invention extraction.  Research and development expenses increased from $108,000 in the second quarter of 2013 to $969,000 in the second quarter of 2014.  The increase of $861,000 is primarily the result of the increased payroll, consulting and development costs related to increased activity on a duplexer design under development for a potential customer.  There were no employees until late June 2013 when we completed the Senior Convertible Note financing.

Our research and development efforts are focused currently on the development of a duplexer design for Skyworks under the development agreement.  We expect expenditures on this duplexer design to continue increasing in 2014 and into 2015 as we hire additional technical staff and invest in equipment, software and supplies for the duplexer design and the tunable filter project.

We have started discussions with a several prospective customers for a tunable filter design.  These discussions are ongoing and may not result in any agreements.  We expect to proceed with our plan to develop a tunable filter design regardless of the outcome of these discussions.  We may not succeed in the development of a commercially viable tunable filter design or secure any customers for such designs.

We plan to actively pursue other development agreements with potential customers and strategic partners.  Research and development costs would further increase if and when we secure additional development agreements.

General and Administrative Expenses.  General and administrative expenses include salaries, taxes and employee benefits for executives and administrative staff.  It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees.  We did not have any paid executives or administrative staff until after our Senior Convertible Note financing in June 2013.  The founders served as our executives, and they worked without salary or benefits until the financing.  After the financing, we began paying them salaries and hiring administrative personnel.  We expect increases in this category of costs throughout 2014.  We hired a general counsel in January 2014, and a chief financial officer and a controller in June 2014.

General and administrative expenses decreased $308,000, from $763,000 in the second quarter of 2013 to $455,000 in the second quarter of 2014.  The decrease is primarily due to a non-cash charge of $716,000 in 2013 for the fair value of the Consulting Warrants issued to MDB for business consulting services.  The consulting services were completed in 2013, and therefore we did not incur similar charges in 2014. Excluding the effect of the warrant charges, general and administrative expenses increased by $408,000.  The increase was due primarily increased payroll, benefit costs, directors and officers insurance, finance costs and accounting expenses.

We anticipate that our general and administrative expenses will increase in the future as we continue to build our infrastructure to support our growth.  Additionally, we anticipate increased expenses related to the legal, audit, regulatory and investor relations services associated with maintaining compliance with Securities and Exchange Commission and NASDAQ requirements, director and officer insurance premiums and other costs associated with operating as a public company.

Interest Income.  Interest income increased by $1,409, from $231 in the second quarter of 2013 to $1,640 in the second quarter of 2014 primarily due to the increased cash balances from the net proceeds of the IPO.  We expect interest income to increase modestly in 2014 as we earn interest on our increased cash balances.

Interest Expense.  Interest expense consists of accrued interest on debt instruments and the amortization of debt discounts.  We value our debt instruments and their various features and derivatives at fair value, and the resulting adjustments require debt discounts to these values that are booked at lower than face value.  The debt discounts were being amortized over the expected life of the debt instrument.  However, the remaining debt discount and debt issuance costs were expensed in June 2014 due to the conversion of all notes into common stock in connection with our IPO.

Interest expense increased by $1.8 million, from $314,000 in the second quarter of 2013 to $2.1 million in the second quarter of 2014.  The increase consists primarily of amortization and write-off of debt discounts and deferred financing costs due to the conversion of the convertible notes: $1.1 million for the Senior Convertible Notes, $98,000 for the Subordinated Convertible Note and $528,000 for the deferred financing costs.  We also incurred and paid $404,000 of interest on the Senior Convertible Notes for the three months in 2014.  We repaid the Bridge Loans in June 2013.  The Senior Convertible Notes and the Subordinated Convertible Note were converted into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

Fair Value Adjustments to Warrant and Derivative Liabilities.  We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjust the liabilities quarterly to reflect changes in their fair value.  Quarterly adjustments to the fair value of these liabilities generate non-cash expense if they increase and non-cash income if they decrease.  The fair value of these liabilities may fluctuate significantly from quarter to quarter.  The net fair value of all these liabilities increased in 2014, resulting in non-cash expense for the warrant of $928,000 in the second quarter of 2014.  There was no increase to the fair value of the warrant and derivative liabilities as of June 30, 2013.  These instruments were originally issued on June 17, 2013, and their values did not change in the intervening two weeks.  The increase in the fair value of the warrants in 2014 is primarily due to our increasing share price and the related enterprise valuation.  We expect the warrant valuations will fluctuate significantly period to period based on the value of our share price.

Bridge Warrant Expense.  Bridge warrant expense represents the non-cash expense associated with (a) the original issuance of the Bridge Loan Warrants in the first quarter of 2013 by Resonant LLC and (b) the issuance of replacement warrants by Resonant Inc. in the exchange transaction on June 17, 2013.  Bridge warrant expense totaled $312,000 in the second quarter of 2013 and $0 in the second quarter of 2014.  We incurred $248,000 of expense for the original issuance.  This represents the difference between the fair value of the Bridge Loan Warrants on the date of original issuance and the principal amount of the associated Founder Bridge Loans.  We incurred an additional $312,000 of expense upon issuance of the replacement warrants in the exchange transaction.  This reflects the increase in the fair value of the Bridge Loan Warrants between the original date of issuance and the date of the exchange transaction.

Other Income.  Other income consisted of a $1.2 million non-cash gain from the extinguishment of the derivative liability associated with our Senior Convertible Notes.  Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income in the second quarter of 2014.  Consequently, we will not incur any further charges associated with fluctuations in the fair value of the derivative liability.  There were no items in other income for the 2013 period.

Income Taxes.  We have no revenues and are currently operating at a loss.  Consequently, our only tax liabilities were for the minimum taxes for the states in which we conduct business.

Comparison of the Six Months Ended June 30, 2013 and 2014

Research and Development.  Research and development expenses increased from $225,000 in the first six months of 2013 to $1.4 million in the first six months of 2014.  The increase of $1.2 million is the result of the increased payroll, consulting costs and development costs related to increased activity on a duplexer design under development for a potential customer.  There were no employees until late June 2013 when we completed the Senior Convertible Note financing.

General and Administrative Expenses.  General and administrative expenses increased from $886,000 in the first six months of 2013 to $977,000 in first six months of 2014.  The increase of $91,000 consists primarily of payroll and related expenses associated with our increased staffing following our June 2013 financing and our June

2014 IPO.  The six months for 2013 consisted primarily of a non-cash charge of $716,000 for the fair value of the warrants issued for business consulting services. The consulting services were completed in 2013, and therefore we did not incur similar charges in 2014.  Excluding the effect of the warrant charges, general and administrative expenses increased by $807,000.  The increase was due primarily to increased payroll, benefit costs, D&O insurance, finance costs and accounting expenses.  We anticipate that our general and administrative expenses will continue to increase as a result of planned growth and the costs associated with operating as a public company.

Interest Income.  Interest income increased by $1,962 from $231 in the first six months of 2013 to $2,193 in the first six months of 2014 primarily due to the increased cash balances from the net proceeds from the IPO. We expect interest income to increase modestly in 2014 as we earn interest on our increased cash balances.

Interest Expense.  Interest expense increased by $2.4 million, from $369,000 in the first six months of 2013 to $2.8 million in the first six months of 2014.  The increase consists primarily of amortization and write-off of debts discounts and deferred financing costs due to the conversion of the convertible notes: $1.5 million for the Senior Convertible Notes, $151,000 for the Subordinated Convertible Note and $745,000 for the deferred financing costs.  We also incurred and paid $404,000 of interest on the Senior Convertible Notes for the first six months of 2014. We repaid the Bridge Loans in June 2013.  The Senior Convertible Notes and the Subordinated Convertible Note were converted into common stock in June 2014 in connection with our initial public offering.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

Fair Value Adjustments to Warrant and Derivative Liabilities. We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjust the liabilities quarterly to reflect changes in their fair value.  Quarterly adjustments to the fair value of these liabilities generate non-cash expense if they increase and non-cash income if they decrease.  The fair value of these liabilities may fluctuate significantly from quarter to quarter.  The net fair value of all these liabilities increased in 2014, resulting in non-cash expense for the warrant of $3.2 million for the first six months of 2014.  There was no increase of the fair value of the warrant and derivative liabilities as of June 30, 2013.  These instruments were originally issued on June 17, 2013, and their values did not change in the intervening two weeks.  The increase in the fair value of the warrants in 2014 is primarily due to our increasing share price and the related enterprise valuation.  We expect the warrant valuations will fluctuate significantly period to period based on the value of our share price.

Bridge Warrant Expense.  We incurred bridge warrant expense of $560,000 in the first six months of 2013 and $0 in the first six months of 2014.  This represents the non-cash expense associated with the original issuance of the Bridge Loan Warrants in the first quarter of 2013 by Resonant LLC.  We repaid the Bridge Loans in June 2013.  Consequently, we did not incur any bridge warrant expense in 2014.

Other Income.  Other income consisted of a $1.2 million non-cash gain from the write-off of the derivative liability associated with our Senior Convertible Notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for the first six months of 2014.  Consequently, we will not incur any further charges associated with fluctuations in the fair value of the derivative liability.  There were no items in other income for the 2013 period.

Income Taxes.  We have no revenues and are currently operating at a loss.  Consequently, our only tax liabilities for both periods were for minimum taxes in the States where we conduct business.

Liquidity and Capital Resources

Financing Activities

We have earned no revenue since inception.  Our operations have been funded with capital contributions, debt and equity.

We began operations in July 2012 with initial capital contributions from our founders and STI.  The founders contributed $200,000 and agreed to work full- time without pay until we secured adequate funding.  STI contributed a patent portfolio, software, equipment, temporary office space and an early version of our first development agreement.  The founders received Class B units in Resonant LLC, but later exchanged their Class B units for common stock of Resonant Inc.  STI received Class C units in Resonant LLC, but later exchanged its Class C units for the $2.4 million Subordinated Convertible Note of Resonant Inc.

The Bridge Loans provided $200,000 of additional funding during the first and second quarters of 2013.

We raised $6.3 million of net proceeds from the sale of Senior Convertible Notes in June 2013, and we used part of the proceeds to repay the Bridge Loans. In June 2014, we sold 3,105,000 shares of common stock in an IPO generating net proceeds of $16.2 million.

We had current assets of $17.4 million and current liabilities of $763,000 million at June 30, 2014, resulting in working capital of $16.6 million.  This compares to a working capital deficit of $8.8 million at December 31, 2013.  The change in working capital is primarily the result of the net proceeds from our IPO and the related conversion of all outstanding notes to common stock.

We believe our cash resources will provide sufficient funding for planned operations into 2016.  We may need additional financing to continue with our plan of commercialization and for general working capital.  Further, if we are unable to complete the duplexer design under the development agreement or Skyworks declines to license the design, we will require additional financing.  No assurance can be given that any form of additional financing can be obtained, that the terms of such financing will be acceptable or that such financing would not be dilutive to existing shareholders.  Thus, our ability to achieve revenue-generating operations and, ultimately, achieve profitability may depend on whether we can obtain additional capital when we need it and will depend on whether we complete the development of our technology and find customers who will license our designs.

Cash Flow Analysis

The condensed consolidated statements of cash flows presented in our consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014.

Operating activities used cash of $427,000 in first six months of 2013 and $1.6 million in the first six months of 2014.  The increase of $1.2 million is primarily the result of increased operating costs following our Senior Convertible Note financing in June 2013 and an increase in costs associated with our IPO.  These cash uses were offset by some non-cash related costs for stock-based compensation, amortization of deferred financing and debt discount costs.

Investing activities used cash of $76,000 in the first six months of 2013 and $606,000 in the first six months of 2014.  The increase of $530,000 consisted primarily of the build out our new corporate headquarters, the purchase of equipment and computers due to the increase in employees in 2014 as well as our investment in patents.

Financing activities provide cash of $5.7 million in the first six months of 2013 and $16.2 million in the first six months of 2014.  For 2013, cash provided by financing activities was primarily the result of the net proceeds from the issuance of $7.0 million in Senior Convertible Notes in June 2013, net of bridge loan repayments.  For 2014, cash provided by financing activities was primarily the result of the net proceeds from our IPO of $18.6 million offset by $2.3 million in cash expended for IPO costs in 2014.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2014 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.                        Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.  Please see page 21 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors.  If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We are a have a history of operating losses and we may never achieve or maintain profitability.

We have a limited operating history and only a preliminary business plan upon which investors may evaluate our prospects.  We have never generated revenues and we have a history of losses from operations.  As of June 30, 2014, we had an accumulated deficit of $18.8 million.  There is no assurance that our cash and capital resources will be sufficient to provide us with adequate resources to fund future operations beyond two years, and we may need additional financing to continue with our plan of commercialization and for general working capital.  Further, if we are unable to complete the duplexer design under our development agreement with Skyworks or Skyworks declines to license the design, we will require additional financing.  No assurance can be given that any form of additional financing can be obtained, that the terms of such financing will be acceptable or that such financing would not be dilutive to existing stockholders.  Thus, our ability to achieve revenue-generating operations and, ultimately, achieve profitability may depend on whether we can obtain additional capital when we need it and will depend on whether we complete the development of our technology and find customers who will license our designs.  There can be no assurance that we will ever generate revenues or achieve profitability.  In addition, the report of our independent registered public accounting firm on our consolidated financial statements for the period ended December 31, 2013 contains an explanatory paragraph stating that our liquidity risk raises substantial doubt about our ability to continue as a going concern.

We have an agreement with only one potential customer and expect to derive all or substantially all of our revenues from a small number of customers for the foreseeable future.  Our failure to retain or expand customer relationships will have an adverse effect on our revenues.

We currently have a development agreement with only one potential customer.  This potential customer has not agreed to license our technology and may decide not to continue its relationship with us. We expect to derive our revenues from a small number of customers for the foreseeable future. Our revenues may fluctuate significantly in the future should we develop our technology and enter into new customer relationships. Our failure to retain or expand customer relationships, or any problems we experience in collecting receivables from them, would harm our financial condition and results of operations.

We may not be able to complete a design that meets our potential customer’s specifications.  Even if we succeed in developing a design that meets all the specifications in our development agreement, our potential customer could decline to use our design in its product.  Further, our customer’s product could fail in the marketplace.  Any of these events would have a material adverse effect on our business and potentially threaten our viability.

The development agreement with our one potential customer requires us to meet stringent performance specifications and compete against other technologies for inclusion into the potential customer’s product.  Our potential customer’s final product will then compete against other products and technologies for inclusion into mobile devices in the marketplace.  There can be no assurance that we can complete our design or that our final design will have acceptable performance and meet all specifications in our development agreement.  The decision to use our design is solely within our potential customer’s discretion.  Even if our design meets all the specifications in our development agreement, our potential customer could decline to use our design in its product.  Further, if selected for inclusion in its product by our potential customer, there is no guarantee that its final product will win out over its competition for inclusion into mobile devices.  Either failure (to be selected at the design stage or the device stage) would have a material adverse effect on our business and potentially threaten our viability.

Our designs will not gain widespread acceptance unless they significantly lower costs as compared to existing radio frequency, or RF, filter designs.

RF front-end manufacturers are primarily concerned with the cost of RF filters, and our designs will not gain widespread acceptance unless they significantly lower costs as compared to existing RF filter designs.  We cannot assure you that our surface acoustic wave, or SAW, filter designs will cost sufficiently less to manufacture than existing bulk acoustic wave, or BAW, filters, or that our tunable filter designs can replace a sufficient number of conventional filter designs, to prove economically attractive to RF front-end manufacturers.

We are required to fabricate test samples of the duplexer designs under our existing development agreement using a customer-approved manufacturer, and the customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the design in large volumes.

We believe our designs can be manufactured using existing technology, but we will be dependent on a single, customer approved manufacturer for the fabrication of our first duplexer design under our current development agreement.  Even if we successfully design a fully compliant duplexer, the prospective customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the design in large volumes.  We do not have any control over the manufacturer.  We cannot assure you that the manufacturer will have the necessary technology, skills and resources to successfully demonstrate manufacturability of our designs in commercial quantities.

We use highly specialized commercially available software pursuant to annual licenses, and the inability to renew any of these licenses could adversely affect our ability to design new RF filters and thus our potential for generating revenues.

In addition to our proprietary software, we also use highly specialized but commercially available computer software in our design process.  We do not own this software and use it under the terms of annual licenses.  These licenses are made available to us at prices and on terms generally available to any customer.  If we were unable to renew any of these software licenses, we would have to locate or develop alternative software.  We cannot assure you that suitable alternative software would be available on commercially reasonable terms or could be developed by us at reasonable cost.  The loss any one of these software licenses could adversely affect our ability to produce new RF filter designs and thus our potential for generating revenues.

Our technologies are not yet verified in practice or on a commercial scale.

Our technologies are in the early stage of development.  They have not been tested in a commercial setting or on a commercial scale.  There is no assurance that we will be able to fully develop or license our proposed designs on a timely basis, or at all.  There can be no assurance that we will be successful in developing commercially viable designs or obtaining revenues or that any revenues we may obtain will be sufficient for our operations to continue.

Laboratory conditions differ from commercial manufacturing conditions and field conditions, which could affect the effectiveness of our designs.  Failures to effectively move from laboratory to the field would harm our business.

To date, we have only carried out design development and testing in the controlled environment of a laboratory.  Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in commercial manufacturing facilities or in the use of products in the field.  The inability of our development stage designs to be manufactured in contract manufacturing facilities or meet the demands of users in the field would harm our business.

Our business success relies on manufacturers to fabricate our circuit designs, and market acceptance of our designs could be adversely affected if the manufacturers are unable to or decline to manufacture our designs.

We are a design company and will not commercially manufacture any products.  Our business model contemplates licensing our designs to customers, who will manufacture our circuit designs themselves or rely on third party manufacturers, commonly referred to as fab houses, to fabricate our circuit designs for integration into the customer’s overall product.  Many fab houses offer potentially competitive filter technology as part of their standard product line or offer the services of in-house design teams which may consider us competition.  In this case, our customers may face resistance by their fab houses to manufacture our designs.  We believe the economics can be structured to make it attractive to the fab houses to manufacture our designs for our potential customers but we cannot be assured of the success in convincing them of the value of manufacturing our designs.  Additionally, fab houses may lack the necessary technology, skills, resources or manufacturing capacity to manufacture our designs.  The reluctance or inability of fab houses to manufacture our designs could adversely affect the market acceptance of our designs.

We plan to be a design firm licensing our SAW-based circuit designs to manufacturers of RF front-ends for mobile devices.  If our circuit designs do not achieve widespread market acceptance among RF front-end manufacturers, we will not be able to generate the revenue necessary to support our business.

Achieving acceptance among RF front-end manufacturers of our circuit designs will be crucial to our continued success.  We have no history of marketing any circuit design and we may fail to generate significant interest in our initial commercial circuit designs or any other circuit designs we may develop.  These and other factors may affect the rate and level of market acceptance, including:

·                  our pricing relative to other competing designs and technologies;

·                  perception by RF front-end manufacturers and mobile device manufacturers;

·                  press and blog coverage, social media coverage, and other publicity and public relations factors which are not within our control; and

·                  regulatory developments related to manufacturing, marketing and selling our designs.

If we are unable to achieve or maintain market acceptance, our business would be harmed.

Our SAW-based circuit designs will be complex and may prove difficult to manufacture in commercial quantities.  We will be relying on our prospective customers and their circuit suppliers to manufacture our designs.  Our business could fail if they encounter difficulties manufacturing our designs in commercial quantities.

We are developing complex RF circuit designs.  We have never manufactured any of our designs beyond an initial prototype.  Furthermore, we will be relying on our prospective customers and their circuit suppliers to manufacture our designs.  They will need to manufacture our designs in commercial quantities at an acceptable cost, and we will have little or no control over the manufacturing process.  They may encounter difficulties in scaling up production of our designs currently in development or other future designs, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with regulatory requirements.  Our business could fail if our customers and their suppliers encounter difficulties manufacturing our designs in commercial quantities.

The complexity of our designs could result in unforeseen delays or expenses from latent defects that could reduce the market acceptance for our designs damage our reputation with prospective customers and adversely affect our future revenues and operating costs.

We are developing highly complex filters designs using a new approach.  We have not previously produced any designs that have gone into commercial production and therefore cannot be certain our methods and testing procedures are adequate to detect latent design defects.  If any of our designs contain latent defects, we may be unable to correct these problems.  Consequently, our reputation may be damaged and customers may be reluctant to buy our designs, which could harm our ability to attract customers and negatively impact our financial results.  These problems may also result in claims against us by our customers or others.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our intellectual property without compensating us, thereby eroding our competitive advantages and harming our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information.  If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected.  We rely on trademark, copyright, trade secret and patent laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies.  We currently hold several patents and have pending patent applications related to our technology solutions.  Valid patents may not be issued from our pending applications, and the claims allowed on any issued patents may not be sufficiently broad to protect our technology or offerings and services.  Any patents we currently hold or that may be issued to us in the future may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide us with adequate defensive protection or competitive advantages.  Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Policing unauthorized use of our technology is difficult.  Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies.  In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate.  From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement.  Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, operating results and financial condition.  If we are unable to protect our proprietary rights (including aspects of our technology platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

Furthermore, we acquired many of the patents we currently hold from STI.  Although we believe we have obtained valid assignments of patent rights from STI and STI has obtained valid assignments of patent rights from all inventors, if an inventor did not adequately assign his or her patent right to STI or STI did not adequately assign its patent rights to us, a third party could obtain a license to the patent from such inventor or STI.  This could preclude us from enforcing the patent against such third party.  In addition, because we acquired our patents from STI, some of the inventors of our patents are not our employees and they are not obligated to assist us in prosecuting, maintaining, defending and enforcing such patents.  Without the cooperation of the inventors of our patents, it may be difficult for us to prevail in any legal action involving the intellectual property rights under our patents.  Additionally, the inventors may have information, trade secrets and know-how learned while at STI that is not our property and if disclosed could provide competitors with insights that allow them to invent around our patented technology.

Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon, misappropriating or inventing around our intellectual property.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from licensing certain circuit designs or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed the claimant’s patents or copyrights, royalties or other fees. Any of these events could seriously harm our business, operating results and financial condition.

Indemnity provisions in our existing development agreement and other potential agreements we may enter into may expose us to substantial liability for intellectual property infringement and other losses.

Our existing development agreement includes, and other potential agreements we may enter into with third parties likely will include, indemnification provisions under which we agree to indemnify third parties for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our circuit designs, services, or other contractual obligations.  The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition.

Our industry is subject to intense competition and rapid technological change, which may result in circuit designs, products or new solutions that are superior to our designs under development.  If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our designs may become less useful or obsolete and our operating results will suffer.

The industry in which we operate in general is subject to intense and increasing competition and rapidly evolving technologies.  Because our designs are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands.  To compete successfully, we will need to demonstrate the advantages of our designs and technologies.

Our future success will depend in large part on our ability to establish and maintain a competitive position in current and future technologies.  Rapid technological development may render our designs under development, or any future designs we may have, and its technologies obsolete.  Many of our competitors have or may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have.  We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our designs or that would render our technologies and designs obsolete.  We may not have or be able to raise or develop the financial resources, technical expertise, or support capabilities to compete successfully in the future.  Our success will depend in large part on our ability to maintain a competitive position with our technologies.

If our principal end markets fail to grow or experience declines, our net revenue may decrease.

According to our business plan, our initial circuit designs will be incorporated into mobile wireless devices.  Accordingly, demand for our designs is dependent on the ability of mobile wireless device manufacturers to successfully sell wireless devices that incorporate our designs.  We cannot be certain whether these manufacturers will be able to create or sustain demand for their wireless devices that contain our designs or how long they will remain competitive in their business, if at all.  The success of these mobile wireless device manufacturers and the demand for their wireless devices can be affected by a number of factors, including:

·                  market acceptance of their mobile wireless devices that contain our designs;

·                  the impact of slowdowns or declines in sales of mobile wireless devices in general;

·                  their ability to design products with features that meet the evolving tastes and preferences of consumers;

·                  fluctuations in foreign currency;

·                  relationships with wireless carriers in particular markets;

·                  the implementation of, or changes to, mobile wireless device certification standards and programs;

·                  technological advancements in the functionality and capabilities of mobile wireless devices;

·                  the imposition of restrictions, tariffs, duties, or regulations by foreign governments on mobile wireless device manufacturers;

·                  failure to comply with governmental restrictions or regulations;

·                  cost and availability of components for their products; and

·                  inventory levels in the sales channels into which mobile wireless device manufacturers sell their products.

Changes in current laws or regulations or the imposition of new laws or regulations could impede the license of our designs or otherwise harm our business.

Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used.  The Federal Communications Commission, or the FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks.  We therefore will rely on the FCC and international regulators to provide sufficient spectrum and usage rules.  For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communication industries, and may restrict spectrum allocation or usage.  If this were to occur, it would make it difficult for us to license our designs for use in mobile devices in that region.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We have only a limited operating history upon which our business and future prospects may be evaluated.  We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; and developing new solutions.  Our current operational infrastructure may require changes for us to scale our business efficiently with additional technical personnel and effectively to keep pace with demand for our solutions, and achieve long-term profitability.  If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.  We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.  As a company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

·                  build a reputation for a superior solution and create trust and long-term relationships with our potential customers;

·                  distinguish ourselves from competitors in our industry;

·                  develop and offer a competitive technology that meet our potential customers’ needs as they change;

·                  respond to evolving industry standards and government regulations that impact our business,

·                  expand our business internationally; and

·                  attract, hire, integrate and retain qualified and motivated employees.

If we are unable to meet one or more of these objectives or otherwise adequately address the risks and difficulties that we face, our business may suffer, our revenue may decline and we may not be able to achieve growth or long-term profitability.

Our management team has no experience with the implementation and administration of financial and reporting controls and procedures.

Although our management team makes certain representations about the financial and reporting controls and procedures in our offering documentation, our management team lacks experience in implementing and maintaining our operations and our financial processes.  Financial and reporting controls and procedures implemented and maintained by our management team, now or in the future, may not be adequate, with the result that there may be substantial deficiencies that will need remediation in the future.  If there are inadequate controls and procedures, our financial statements and our reporting may be inaccurate or untimely. Investors may not wish to invest in a company with identified control and procedure deficiencies.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of the services of any of the following would be material to us:  Terry Lingren, our Chief Executive Officer; Robert Hammond, our Chief Technology Officer; and Neal Fenzi, our Vice President of Engineering.  We have no present intention of obtaining key-man life insurance on any of our executive officers or management.  Additionally, competition for highly skilled technical, managerial and other personnel is intense.  As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful.  If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources.  As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our research and development activities and retention of experienced scientists, managers and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies.  Accordingly, we may need to engage in private equity, equity-linked or debt financings to secure additional funds.  If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends.  This may make it more difficult for us to obtain additional capital and to pursue business opportunities.  We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources.  Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.  Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the fair values of convertible debt instruments, derivative instruments, other financial instruments and income taxes.

Risks Relating to the Securities Markets and Ownership of Our Common Stock

The price of our common stock may be volatile and the value of your investment could decline.

Technology stocks have historically experienced high levels of volatility.  The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our common stock.  Factors that could cause fluctuations in the trading price of our common stock include the following:

·                  announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

·                  price and volume fluctuations in the overall stock market from time to time;

·                  significant volatility in the market price and trading volume of technology companies in general;

·                  fluctuations in the trading volume of our shares or the size of our public float;

·                  actual or anticipated changes or fluctuations in our results of operations;

·                  whether our results of operations meet the expectations of securities analysts or investors;

·                  actual or anticipated changes in the expectations of investors or securities analysts;

·                  litigation involving us, our industry, or both;

·                  regulatory developments in the United States, foreign countries, or both;

·                  general economic conditions and trends;

·                  major catastrophic events;

·                  lockup releases, sales of large blocks of our common stock;

·                  departures of key employees; or

·                  an adverse impact on the company from any of the other risks cited herein.

In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition.  The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our stock price is volatile, we may become the target of securities litigation.  Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.  This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, including when the “lock-up” or “market standoff” period ends, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  As of August 1, 2014, we had approximately 6.9 million shares of common stock outstanding.  All of the shares of common stock sold in our initial public are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Subject to certain exceptions described under the caption “Underwriting” in our prospectus filed with the SEC on May 29, 2014 pursuant to Rule 424(b) under the Securities Act, we and all of our directors and officers and certain of our stockholders beneficially owning 5% or more of our common stock have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the underwriter for a period of 12 months from the date of our prospectus filed with the SEC on May 29, 2014 pursuant to Rule 424(b) under the Securities Act.  All of our other pre-IPO stockholders have agreed to similar restrictions on their pre-IPO shares for a period of 180 days from the date of that prospectus.  When the lockup periods expire, we and our locked-up security holders will be able to sell shares in the public market.  In addition, the underwriter may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the applicable lock-up period.  Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise.  Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 38.1% of the outstanding shares of our common stock as of August 1, 2014, based on the number of shares outstanding as of June 30, 2014.  As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a manner that is adverse to your interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We have broad discretion in the use of net proceeds that we received in our initial public offering, and if we do not use those proceeds effectively, your investment could be harmed.

The principal purposes of our initial public offering were to raise additional capital, to create a public market for our common stock and to facilitate our future access to the public equity markets.  We have not yet determined the specific allocation of the net proceeds that we received in our initial public offering.  We intend to use such net proceeds for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, to pay accrued interest on outstanding indebtedness, and for working capital and general corporate purposes.  We also may use a portion of such net proceeds to acquire or invest in technologies, solutions or businesses that complement our business, although we have no present commitments to complete any such transactions at this time.  Accordingly, our management will have broad discretion over the specific use of the net proceeds that we received in our initial public offering and might not be able to obtain a significant return, if any, on investment of these net proceeds.  If we do not use the net proceeds that we received in our initial public offering effectively, our business, results of operations and financial condition could be harmed.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations.  Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources.  Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.  Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, we expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the completion of our initial public offering.  Investors may find our common stock less attractive because we rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards.  However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies.  Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting the year following our first annual report required to be filed with the SEC.  When required, such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.”  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business.  We do not have any control over these analysts.  If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any dividends on our common stock.  We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company.  These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management.  These provisions include:

·                  the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

·                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

·                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

·                  the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

·                  the requirement for the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

·                  the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and

·                  advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law.  These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Risks Related to Government Regulation

Our failure to comply with U.S. laws and regulations relating to the export and import of goods, technology, and software could subject us to penalties and other sanctions and restrict our ability to license and develop our circuit designs.

We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations, or EAR, regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List.  Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our circuit designs, and obtaining all necessary licenses or other approvals, if required, for exports and imports of technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons.  We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software.  The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

These regulations could restrict our ability to license existing circuit designs and develop new designs.  For example, as a result of ITAR requirements, we are unable to supply certain products to China satellite companies or end users, which comprise a significant part of the overall satellite market. Changes in our designs or changes in export and import regulations may create delays in the introduction of our designs in international markets, prevent our customers with international operations from deploying products incorporating our designs throughout their global systems or, in some cases, prevent the export or import of product including our designs to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our designs by, or our ability to export or license our designs to, existing or potential customers with international operations and decreased revenue. Additionally, failure to comply with these laws could result in sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges, and debarment from government contracts.

If we fail to comply with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, we could be subject to civil and/or criminal penalties.

As a result of our potential international operations, we may be subject to anti-bribery laws, including the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business.  If we fail to comply with these laws, the U.S. Department of Justice, the Securities and Exchange Commission, or SEC, or other U.S. or foreign governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties against us or our employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Recent Sales of Unregistered Securities

In June 2014, in connection with the completion of our initial public offering, we issued 2,787,667 shares of our common stock upon the automatic conversion of $9.4 million principal amount of indebtedness. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, or the Securities Act, pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

In August 2014, we issued a 3-year warrant to purchase an aggregate of 42,000 shares of common stock at an exercise price of $8.31 per share to MZHCI, LLC, an MZ Group Company.  These warrants were issued as partial consideration for investor relations advisory services to be rendered by MZ Group.  The issuance of these securities was exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act.

(b)                             Use of Proceeds

On June 3, 2014, we closed our initial public offering of 3,105,000 shares of our common stock, which included 405,000 shares of common stock sold upon the full exercise of the underwriter’s overallotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-193552 and 333-196340), which were declared effective by the SEC on May 28, 2014. MDB Capital Group, LLC acted as the underwriter for the offering. The public offering price of the shares sold in the offering was $6.00 per share. The total gross proceeds from the offering to us were $18.6 million. After deducting underwriting discounts and commissions of $1.6 million and offering expenses payable by us of $0.85 million, we received approximately $16.2 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 29, 2014 pursuant to Rule 424(b) of the Securities Act.

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	06-05-14

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	06-05-14

10.1*	Registrant’s amended and restated 2014 Omnibus Incentive Plan, including form agreements	S-1/A	333-193552	10.2	04-11-14

10.2*	Outside Director Compensation Policy	S-1	333-193552	10.7	01-24-14

10.3	Warrant Agreement issued to MZ Group					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*                 A management contract or compensatory plan or arrangement.

#                 The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Resonant Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**          The information in this exhibit is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	Resonant Inc.
(Registrant)

	By:	/s/ John Philpott
John Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)