Form 10-Q/A
period 2014-06-30
Resonant Inc
filed 2014-10-10
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We filed a Quarterly Report on Form 10-Q for quarter ended June 30, 2014 with the Securities and Exchange Commission on August 14, 2014, (the “Original Filing”).  We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2014 and 2013, as discussed in Note 9 (Restatement of Financial Statements) to the accompanying restated unaudited condensed consolidated financial statements.

Decision to Restate and Reliance on Prior Financials

On October 2, 2014, we concluded that investors should no longer rely on the previously issued unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2014 in our Original Filing (the “Affected Periods”).  We reached our conclusion after discussion with our Audit Committee and a joint discussion with our independent registered public accounting firm.  This Form 10-Q/A reflects the appropriate corrections for the Affected Periods.

We also identified a material weakness in our internal controls as of June 30, 2014.  We are taking steps to remediate this weakness.

Valuation of Warrant Liabilities

We reviewed the accounting treatment of our bridge warrants, financing warrants and consulting warrants (the “Subject Warrants”) and concluded that the related warrant liabilities should have been permanently reclassified as equity effective as of May 29, 2014, the date of our initial public offering (the “IPO”).  We based our conclusion on the fact that the redemption and put features of the Subject Warrants automatically terminated on the date of the IPO.  Consequently, we should have also ceased recording any further fair value adjustments after the date of the IPO associated with quarterly adjustments to the fair value of warrant liabilities.  Due to the elimination of the warrant liabilities, we will not record any further quarterly adjustments for the fair value of warrant liabilities or any associated gain or loss from such adjustments.

Weighted Average Shares Outstanding and Earnings per Share

We discovered an error in the calculation of the weighted average shares outstanding for the Affected Periods.  Correcting this error has increased the loss per share for both of the Affected Periods.

Revision to Notes to Condensed Consolidated Financial Statements

We concluded that the notes to the condensed consolidated financial statements should be amended to include additional disclosures for warrant liabilities, fair value of financial instruments and restatement of condensed consolidated financial statements.

Restated Items

This Form 10-Q/A amends and restates Item 1 of Part I, “Financial Statements”, Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4 of Part I, “Controls and Procedures,” of the Original Filing, in each case, solely as a result of, and to reflect, the modifications made to the accounting treatment of certain items, as discussed in Note 9.  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

This Form 10-Q/A sets forth only those items of the Original Filing that have been amended and, other than as described above, none of the other disclosures in the Original Filing have been amended or updated.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

RESONANT INC.

PART I:  FINANCIAL INFORMATION

Item 1.       Financial Statements

RESONANT INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2013	June 30, 2014 (as restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,338,979	$17,353,866
Prepaid expenses and other current assets	182,930	81,099
Deferred finance costs	745,039	—
TOTAL CURRENT ASSETS	4,266,948	17,434,965

PROPERTY AND EQUIPMENT
Fixed assets	231,120	771,807
Less: Accumulated depreciation and amortization	(7,360)	(73,581)
PROPERTY AND EQUIPMENT NET	223,760	698,226

NONCURRENT ASSETS
Patents and domain names, net	379,703	435,396
Other assets	11,782	11,782
TOTAL NONCURRENT ASSETS	391,485	447,178

TOTAL ASSETS	$4,882,193	$18,580,369

LIABILITIES AND STOCKHOLDERS’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,974	$640,064
Accrued expenses	163,375	24,360
Accrued salaries and payroll related expenses	13,504	98,193
Derivative liabilities	5,056,502	—
Note payable	—	—
Convertible notes	7,740,843	—
TOTAL CURRENT LIABILITIES	13,066,198	762,617

LONG-TERM LIABILITIES
Warrants	3,276,084	—
Other liabilities	3,876	67,783

TOTAL LIABILITIES	16,346,158	830,400

Commitments and contingencies (Note 7)

STOCKHOLDERS EQUITY (DEFICIT)
Common stock, $0.001 par value, 10,000,000 authorized and 999,999 outstanding as of December 31, 2013, and 47,000,000 authorized and 6,897,695 outstanding as of June 30, 2014	1,000	6,897
Preferred stock, $0.001 par value, none authorized or outstanding as of December 31, 2013, and 3,000,000 authorized and none outstanding as of June 30, 2014	—	—
Additional paid-in capital	1,000	35,322,890
Accumulated deficit	(11,465,965)	(17,579,818)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	(11,463,965)	17,749,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,882,193	$18,580,369

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Resonant LLC Period from April 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to June 30, 2013	Resonant Inc. Three Months Ended June 30, 2014 (as restated)	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to June 30, 2013	Resonant Inc. Six Months Ended June 30, 2014 (as restated)

REVENUES	$—	$—	$—	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	78,566	29,933	968,807	195,403	29,933	1,403,666
General and administrative expenses	12,965	750,421	454,632	135,993	750,421	976,547
Depreciation and amortization	2,575	—	62,003	4,905	—	75,344
TOTAL OPERATING EXPENSES	94,106	780,354	1,485,442	336,301	780,354	2,455,557
OPERATING LOSS	(94,106)	(780,354)	(1,485,442)	(336,301)	(780,354)	(2,455,557)

OTHER INCOME (EXPENSE)
Interest income	—	231	1,640	—	231	2,193
Interest expense	(145,190)	(169,104)	(2,098,832)	(199,961)	(169,104)	(2,807,862)
Fair value adjustments to warrant and derivative liabilities	—	—	251,767	—	—	(2,015,599)
Bridge warrant expense	—	(312,486)	—	(247,669)	(312,486)	—
Other income	—	—	1,163,772	—	—	1,163,772
TOTAL OTHER EXPENSE	(145,190)	(481,359)	(681,653)	(447,630)	(481,359)	(3,657,496)

LOSS BEFORE INCOME TAXES	(239,296)	(1,261,713)	(2,167,095)	(783,931)	(1,261,713)	(6,113,053)
Provision for income taxes	(800)	—	—	(800)	—	(800)
NET LOSS	$(240,096)	$(1,261,713)	$(2,167,095)	$(784,731)	$(1,261,713)	$(6,113,853)

NET LOSS PER SHARE - BASIC AND DILUTED	$—	$(1.26)	$(0.69)	$—	$(1.26)	$(2.95)

Weighted average shares outstanding — basic and diluted	—	999,999	3,136,955	—	999,999	2,074,380

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	999,999	$1,000	$1,000	$(11,465,965)	$(11,463,965)
Sale of common stock in our initial public offering	3,105,000	3,105	17,725,710	—	17,728,815
Offering costs of our initial public offering	—	—	(2,388,027)	—	(2,388,027)
Fair value of warrants issued in connection with our initial public offering	—	—	901,185	—	901,185
Reclassification of warrant liabilities	—	—	3,658,411	—	3,658,411
Conversion of convertible notes	2,787,667	2,787	9,397,213	—	9,400,000
Write-off of derivative liability upon conversion of notes payable	—	—	5,526,003	—	5,526,003
Issuance of common stock from vesting of restricted stock units, net of shares used to pay taxes	5,029	5	38,819	—	38,824
Fair value of stock options issued to advisors and consultants	—	—	211,801	—	211,801
Sale of warrants	—	—	1,000	—	1,000
Stock-based compensation	—	—	249,775	—	249,775
Net loss	—	—	—	(6,113,853)	(6,113,853)
Balance, June 30, 2014 (as restated)	6,897,695	$6,897	$35,322,890	$(17,579,818)	$17,749,969

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to June 30, 2013	Resonant Inc. Six Months Ended June 30, 2014 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(784,731)	$(1,261,713)	$(6,113,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,905	—	75,344
Amortization of deferred finance costs	200,000	162,756	2,404,196
Stock-based compensation	—	—	500,400
Warrants issued for payment of services	—	715,794	—
Non-cash rent expense	22,338	—	—
Bridge warrant expense	247,669	312,486	—
Gain on extinguishment of derivative liability	—	—	(1,163,772)
Fair value adjustments to warrant and derivative liabilities	—	—	2,015,599
Changes in assets and liabilities:
Prepaids and other current assets	(108,722)	34,267	101,831
Other assets	—	—	—
Accounts payable	332,044	(219,744)	548,090
Accrued expenses	(75,489)	(8,765)	(139,015)
Accrued compensation	—	—	84,689
Other liabilities	—	—	63,907
Net cash used in operating activities	(161,986)	(264,919)	(1,622,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(540,687)
Expenditures for patents and domain names	(75,696)	—	(64,815)
Net cash used in investing activities	(75,696)	—	(605,502)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(100,000)	—
Proceeds from bridge loan	200,000	—	—
Payment of bridge loan	—	(200,000)	—
Proceeds from issuance of convertible note	—	7,000,000	—
Deferred financing cost	—	(1,154,234)	—
Proceeds from sale of common stock from the IPO	—	—	18,630,000
IPO cost	—	—	(2,388,027)
Proceeds from issuance of warrants	1,000	—	1,000
Net cash provided by financing activities	201,000	5,545,766	16,242,973
NET INCREASE (DECREASE) IN CASH	(36,682)	5,280,847	14,014,887
CASH — Beginning of period	89,044	52,362	3,338,979
CASH — End of period	$52,362	$5,333,209	$17,353,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$—	$403,667
Taxes	$—	$—	$800

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of subordinated note in exchange for Class C units	$—	$2,400,000	$—
Charge to equity for difference in fair value of subordinate note	$—	$2,133,855	$—
Debt discount in conjunction with senior note	$—	$266,145	$—
Debt discount in conjunction with senior note	$—	$329,886	$—
Debt discount in conjunction with senior note-derivative	$—	$2,005,015	$—
Conversion of senior note	$—	$—	$7,000,000
Conversion of subordinated note	$—	$—	$2,400,000
Extinguishment of derivative liability	$—	$—	$5,526,003
Reclassification warrant liabilities to additional paid-in capital	$—	$—	$3,658,411

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Santa Barbara, California.  We are the successor of Resonant LLC, a limited liability company formed on May 29, 2012 (our inception date).  We were incorporated on January 19, 2012 as a wholly-owned subsidiary of Superconductor Technologies Inc., or STI, and became an independent company on July 6, 2012.  As a result of an exchange transaction that occurred on June 17, 2013, the units of membership interest issued by Resonant LLC were exchanged for shares of our common stock, resulting in a change in the form of ownership of our company.  The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant LLC, as the predecessor company, for the periods from January 1, 2013 to June 16, 2013 and April 1, 2013 to June 16, 2013, and the activities of Resonant Inc., as the successor company, for the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014 (as restated). The condensed consolidated balance sheets presented in the condensed consolidated financial statements represent the activities of Resonant Inc., as the successor company, as of December 31, 2013 and June 30, 2014 (as restated).

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

Initial Public Offering

We closed an initial public offering, or IPO, of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014 (the “IPO Date”).  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

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

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with capital contributions and debt.  We have incurred accumulated losses totaling $17.6 million through June 30, 2014 (as restated).  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and June 30, 2014 (as restated), we had an accumulated deficit of $11.5 million and $17.6 million (as restated), respectively, and cash and cash equivalents of $3.3 million and $17.4 million, respectively.

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

The carrying amount of our warrant liabilities and our derivative liability related to the Senior Convertible Notes were marked to market each reporting date until the warrants and derivative liability are settled. Prior to the IPO Date, the fair value of the financing warrant liability and derivative liability (see Note 3 and Note 4) were estimated using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our securities to trade in an active market. As of the IPO Date, the fair value of our warrants was estimated using a Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. Our expected volatility was derived from the historical volatilities of several public companies in similar industries because we have limited information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. All of the warrant liabilities and the derivative liability are valued using level 3 inputs (see Note 8 for the range of assumptions used).

Prior to the IPO Date,  the determination of the value of our common stock, and for purposes of establishing the value of the warrants and derivatives related to the bridge financing, the senior convertible notes, the subordinated convertible notes and the consulting warrants, management considered several factors and the probability of achieving each one of them. The significant factors were (1) securing adequate funding to complete the single-band commercial surface acoustic wave, or SAW, duplexer design under the terms of the development agreement with Skyworks; (2) developing a working duplexer product that meets the specifications of Skyworks; and (3) Skyworks exercising its licensing option if the duplexer product met its specifications. The probabilities for achieving each of these factors changed during the periods from January 31, 2013 to June 16, 2013 and December 31, 2013. These probabilities were affected by our ability to hire technical personnel to develop the technology and design the product, establish a management team to develop a business plan, secure financing, execute the business plan, and interact with Skyworks to achieve the milestones contained in the development agreement with Skyworks. As we made progress in each of these areas over the period from January 31, 2013 through December 31, 2013 the probability elements in each of these factors changed and increased. These increases resulted in higher valuations of our common stock and accordingly the values of the warrants and derivatives at each of these periods.  Following our IPO, we used the current market value of our common stock to assist in determining the value of the warrants, derivatives and stock options using the Black-Scholes option valuation model.

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

NOTE 4—WARRANT LIABILITIES (as restated)

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

On June 17, 2013, in connection with our acquisition of all of the outstanding membership interests of Resonant LLC in an exchange transaction, the founders exchanged their Bridge Warrants to purchase an aggregate of 124,998 Class B units of Resonant LLC for Bridge Warrants to purchase an aggregate of 249,999 shares of our common stock at an exercise price of $0.20 per share. All other terms of the Bridge Warrants remained the same. We revalued the Bridge Warrants on June 17, 2013 to $400,000 using the Black-Scholes option valuation model with the following assumptions: exercise price of $0.20 per share; implied stock price of $3.23; expected volatility of 60%; expected dividend rate of 0%; risk free interest rate of 1.06%; and expiration date of 5 years. At each reporting period prior to the date of our IPO, any changes to the fair value of the Bridge Warrants were recorded in the condensed consolidated statements of operations. (See Note 8).

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

In connection with the closing of our IPO, we also issued a third warrant to MDB related to their role as the sole underwriter for our IPO.  We refer to this as the Underwriting Warrant.  We issued them a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant is not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement) and expires May 28, 2019. We estimated the fair value of the Underwriting Warrant at issuance date to be $901,185 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.00 per share, time to maturity of 5 years, volatility of 63.1%, zero expected dividend rate and risk free rate of 1.5%. (See Note 2).

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

The fair value of the warrant liabilities was $3.3 million and $0 at December 31, 2013 and June 30, 2014 (as restated), respectively. During the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014, we recorded a gain (loss) of $0, $251,767 (as restated) and ($382,327) (as restated), respectively, for the change in fair value of the warrants.

For the valuation of the warrants as of the IPO Date, we determined the inputs to the Black-Scholes option valuation model used to value the warrants as follows: the fair value stock price as of the IPO Date, the IPO price of $6.00; the expected volatility was based on the volatility of common stock of a group of comparable public companies corresponding to the warrant’s time to expiration; the estimate of expected term was based on the expiration date of the warrant; the risk- free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term of the warrant; and the expected dividend rate was zero as we do not anticipate paying dividends on our common stock. (See Note 8).

For periods prior to the IPO Date, we used the Monte-Carlo option pricing model which takes into consideration the historical volatilities of comparable public companies using data from Capital IQ and implied volatiles from Bloomberg considering the differences in size among the public companies and us, and the warrant’s time to expiration. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The Monte-Carlo model used daily steps, assuming 252 trading days per year, which was based on 52 weeks of 5 trading days less 8 holidays, a standard assumption in the industry.

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

NOTE 8—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (as restated)

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

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability during the period from June 17, 2013 to June 30, 2013:

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Financing Warrant	6.5 - 7	1.57 - 2.28%	65.3 - 68.6%	—
Senior Convertible Note Derivative Liability	0.75 - 1.75	0.19 - 0.24%	81.0 - 102.1%	75 - 90%

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liabilities:

	December 31, 2013	IPO Date (May 29, 2014)
Assumptions:
Risk-free interest rate	0.8% - 2.45%	1.25% - 2.31%
Expected dividend yield	0%	0%
Expected volatility	60.0% - 65.6%	64.0% - 69.6%
Expected term (in years)	4.08 - 7.0	3.50 - 6.05

We used a fair value per share of our common stock of $5.54 and $6.00 as of December 31, 2013 and the IPO Date, respectively, to determine the fair value of derivative and warrant liabilities.

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

As a result of the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, under accounting rules, these warrant liabilities are no longer classified as liabilities and there are no warrant liabilities or other liabilities to be measured at fair value on a recurring basis as of June 30, 2014.

We estimated the fair value of our warrants and Senior Convertible Note derivative at the time of issuance and subsequently re-measured using the Black-Scholes option valuation model or Monte Carlo option-pricing model as discussed above, at each reporting date prior to the IPO Date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. Under the Monte Carlo option-pricing model, we estimated the fair value of the Senior Convertible Note derivative liability and Financing Warrant liability at the time of issuance and on subsequent re-measurement dates considering the probability of achieving a milestone, the cost of capital, and the estimated time period the right would be outstanding. The estimates were based, in part, on subjective assumptions.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

	Warrant Liabilities(1) (as restated)	Senior Convertible Note Derivative Liability(2)
Balance at December 31, 2013	$3,276,084	$5,056,502
Issuance of warrant and derivative liabilities	—	—
Change in fair value	382,327	1,633,272
Write-off due to conversion and IPO	(3,658,411)	(6,689,774)
Balance at June 30, 2014	$—	$—

(1)                                 The change in the fair value of the warrants was recorded as a gain of $251,767 (as restated) and a reduction of ($382,327) (as restated) to other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2014, respectively. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million (as restated) to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2014.

(2)                                 The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.2 million to other income in the condensed consolidated statement of operations for both the three and six months ended June 30, 2014, respectively.

NOTE 9—RESTATEMENT OF FINANCIAL STATEMENTS

Background of the Restatement

On October 2, 2014, we concluded that investors should no longer rely on the previously issued unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2014 in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and 2013.  We reached our conclusion after consultation with our Audit Committee and a joint discussion with our independent registered public accounting firm.

Valuation of Warrant Liabilities

We reviewed the accounting treatment of our Bridge Warrants, Financing Warrant and Consulting Warrant (the “Subject Warrants”) and concluded that the related warrant liabilities should have been permanently reclassified as equity effective as of May 29, 2014, the date of our IPO.  We based our conclusion on the fact that the redemption and put features of the Subject Warrants automatically terminated on the IPO Date.  Consequently, we should have ceased recording any further fair value adjustments after the IPO Date associated with quarterly adjustments to the fair value of warrant liabilities.  We also should have valued the Subject Warrants for the second quarter of 2014 as of the IPO Date rather than June 30, 2014.  The change in the valuation date required a restatement of fair value adjustments to warrant and derivative liabilities, total other expense, loss before income taxes, net loss, and net loss per share — basic and diluted on our statements of operations and warrant and total liabilities, additional paid-in capital, accumulated deficit and total stockholder’s equity on our balance sheet, as of and for the three and six months ended June 30, 2014.

Weighted Average Shares Outstanding and Earnings per Share

We also determined there was an error in the calculation of the weighted average shares outstanding which resulted in an increase in the loss per share for the three months ended June 30, 2014 and for the six months ended June 30, 2014, before and after the restatements of earnings as discussed above.

A summary of the effects of the restatement as of and for the three and six month periods ended June 30, 2014 are as follows:

	As of June 30, 2014
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated	Notes
Warrant liabilities	$4,838,199	$(4,838,199)	$—	(3)
Total liabilities	$5,668,599	$(4,838,199)	$830,400	(3)
Additional paid-in capital	$31,664,479	$3,658,411	$35,322,890	(2)
Accumulated deficit	$(18,759,606)	$1,179,788	$(17,579,818)	(1)
Total stockholder’s equity	$12,911,770	$4,838,199	$17,749,969	(3)

	For the three months ended June 30, 2014
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes
Fair value adjustments to warrant and derivative liabilities	$(928,021)	$1,179,788	$251,767	(1)
Total other expense	$(1,861,441)	$1,179,788	$(681,653)	(1)
Loss before income taxes	$(3,346,883)	$1,179,788	$(2,167,095)	(1)
Net loss	$(3,346,883)	$1,179,788	$(2,167,095)	(1)
Net loss per share	$(0.81)		$(0.69)	(1),(4)
Weighted average shares outstanding — basic and diluted	4,136,954	(999,999)	3,136,955	(4)

	For the six months ended June 30, 2014
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes
Fair value adjustments to warrant and derivative liabilities	$(3,195,387)	$1,179,788	$(2,015,599)	(1)
Total other expense	$(4,837,284)	$1,179,788	$(3,657,496)	(1)
Loss before income taxes	$(7,292,841)	$1,179,788	$(6,113,053)	(1)
Net loss	$(7,293,641)	$1,179,788	$(6,113,853)	(1)
Net loss per share	$(2.37)		$(2.95)	(1),(4)
Weighted average shares outstanding — basic and diluted	3,074,379	(999,999)	2,074,380	(4)

Notes:

(1) — Adjustment to reduce the fair value of the warrant liabilities.

(2) — Adjustment to reclassify the warrant liabilities to additional paid-in capital.

(3) — Adjustment to reduce the fair value of the warrant liabilities and reclassify the warrant liabilities to additional paid-in capital.

(4) — Adjustment to the number of weighted average shares outstanding.

NOTE 10—SUBSEQUENT EVENT

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•                  the status of filter designs under development;

•                  the prospects for licensing filter designs upon completion of development;

•                  plans for other filter designs not currently in development;

•                  potential customers for our designs;

•                  the timing and amount of future royalty streams;

•                  the expected duration of our capital resources;

•                  our hiring plans;

•                  the impact of our designs on the mobile device market;

•                  our business strategy;

•                  our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•                  the timing and success of our plan of commercialization;

•                  our dependence on growth in our customers’ businesses;

•                  the effects of market conditions on our stock price and operating results;

•                  our ability to maintain our competitive technological advantages against competitors in our industry;

•                  our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•                  our ability to introduce new offerings and bring them to market in a timely manner;

•                  our ability to maintain, protect and enhance our intellectual property;

•                  the effects of increased competition in our market and our ability to compete effectively;

•                  our plans to use the proceeds from our initial public offering;

•                  costs associated with defending intellectual property infringement and other claims;

•                  our expectations concerning our relationships with customers and other third parties;

•                  our expectations concerning relationships between our customers and their manufacturers;

•                  the attraction and retention of qualified employees and key personnel;

•                  future acquisitions of or investments in complementary companies or technologies; and

•                  our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-Q/A and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

We have earned no revenue since inception, and our operations have been funded with the initial capital contributions and debt.  We have incurred accumulated losses totaling $17.6 million (as restated) from inception through June 30, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and June 30, 2014, we had an accumulated deficit of $11.5 million and $17.6 million (as restated), respectively, and cash and cash equivalents of $3.3 million and $17.4 million, respectively.

Initial Public Offering

We closed an initial public offering, or IPO, of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014 (the “IPO Date”).  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

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

Results of Operations

The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014 (as restated).

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

Comparison of the Three Months Ended June 30, 2013 and 2014 (as restated)

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

Fair Value Adjustments to Warrant and Derivative Liabilities.  We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjust the liabilities quarterly to reflect changes in their fair value.  Quarterly adjustments to the fair value of these liabilities generate non-cash expense if they increase and non-cash income if they decrease.  The fair value of these liabilities may fluctuate significantly from quarter to quarter.  The net fair value of all these liabilities increased in 2014, resulting in non-cash gain for the warrants of $252,000 (as restated) in the second quarter of 2014.  There was no increase to the fair value of the warrant and derivative liabilities as of June 30, 2013.  These instruments were originally issued on June 17, 2013, and their values did not change in the intervening two weeks.  The increase in the fair value of the warrants in 2014 is primarily due to our increasing share price and the related enterprise valuation.  Due to the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant as of the IPO Date, there will be no further fair value adjustments of such warrants in the future.

Bridge Warrant Expense.  Bridge warrant expense represents the non-cash expense associated with (a) the original issuance of the Bridge Loan Warrants in the first quarter of 2013 by Resonant LLC and (b) the issuance of replacement warrants by Resonant Inc. in the exchange transaction on June 17, 2013.  Bridge warrant expense totaled $312,000 in the second quarter of 2013 and $0 in the second quarter of 2014.  We incurred $248,000 of expense for the original issuance.  This represents the difference between the fair value of the Bridge Loan Warrants on the date of original issuance and the principal amount of the associated Founder Bridge Loans.  We incurred an additional $312,000 of expense upon issuance of the replacement warrants in the exchange transaction.  This reflects the increase in the fair value of the Bridge Loan Warrants between the original date of issuance and the date of the exchange transaction. There will be no future bridge warrant expense.

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

Comparison of the Six Months Ended June 30, 2013 and 2014 (as restated)

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

Fair Value Adjustments to Warrant and Derivative Liabilities. We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjust the liabilities quarterly to reflect changes in their fair value.  Quarterly adjustments to the fair value of these liabilities generate non-cash expense if they increase and non-cash income if they decrease.  The fair value of these liabilities may fluctuate significantly from quarter to quarter.  The net fair value of all these liabilities increased in 2014, resulting in non-cash expense for the warrant of $2.0 million (as restated) for the first six months of 2014.  There was no increase of the fair value of the warrant and derivative liabilities as of June 30, 2013.  These instruments were originally issued on June 17, 2013, and their values did not change in the intervening two weeks.  The increase in the fair value of the warrants in 2014 is primarily due to our increasing share price and the related enterprise valuation.  Due to the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant as of the IPO Date, there will be no further fair value adjustments of such warrants in the future.

Bridge Warrant Expense.  We incurred bridge warrant expense of $560,000 in the first six months of 2013 and $0 in the first six months of 2014.  This represents the non-cash expense associated with the original issuance of the Bridge Loan Warrants in the first quarter of 2013 by Resonant LLC.  We repaid the Bridge Loans in June 2013.  Consequently, we did not incur any bridge warrant expense in 2014 and will not incur further expense for these warrants.

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

Cash Flow Analysis

The condensed consolidated statements of cash flows presented in our consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to June 30, 2013 and the three and six months ended June 30, 2014 (as restated).

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

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the time of the Original Filing.

We reevaluated our disclosure controls and procedures in connection with the accounting review discussed in Note 9.  In connection with this reevaluation, we identified a material weakness in our internal controls as of June 30, 2014.  Specifically, our lack of sufficient policies and procedures in the review of complex financial instruments and a clerical error in the computation of loss per share resulted in restatements to our financial statements included in the Original Filing.  Based on this material weakness, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with our financial reporting discussed above was subsequently identified and resulted in the initiation of remediation activities subsequent to the filing of the June 30, 2014 Form 10-Q.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we are designing and implementing remediation measures to address the material weakness and enhance our internal control over financial reporting. The Company is taking the following actions, which we believe will remediate the material weakness in internal control over financial reporting:

•                  Our finance team plans to revise its policies and procedures with regards to the review of complex financial instruments to thoroughly analyze all terms and conditions of an agreement from a legal and accounting standpoint; and

•                  We have added an additional level of review of the analysis of the earnings per share calculation.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

PART II:  OTHER INFORMATION

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	06-05-14

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	06-05-14

10.1*	Registrant’s amended and restated 2014 Omnibus Incentive Plan, including form agreements	S-1/A	333-193552	10.2	04-11-14

10.2*	Outside Director Compensation Policy	S-1	333-193552	10.7	01-24-14

10.3	Warrant Agreement issued to MZ Group	10-Q	001-36467	10.3	08-14-14

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: October 10, 2014	Resonant Inc.
(Registrant)

	By:	/s/ John Philpott
John Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)