Form 10-Q
period 2014-09-30
Resonant Inc
filed 2014-11-12
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2014, the issuer had 6,907,984 shares of common stock issued and outstanding.

RESONANT INC.

PART I:  FINANCIAL INFORMATION

Item 1.       Financial Statements

RESONANT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	September 30, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,338,979	$7,685,390
Prepaid expenses and other current assets	182,930	76,842
Investment held-to-maturity	—	7,989,274
Deferred finance costs	745,039	—
TOTAL CURRENT ASSETS	4,266,948	15,751,506

PROPERTY AND EQUIPMENT
Fixed assets	231,120	818,035
Less: Accumulated depreciation and amortization	(7,360)	(134,405)
PROPERTY AND EQUIPMENT, NET	223,760	683,630

NONCURRENT ASSETS
Patents and domain names, net	379,703	446,772
Other assets	11,782	14,656
TOTAL NONCURRENT ASSETS	391,485	461,428

TOTAL ASSETS	$4,882,193	$16,896,564

LIABILITIES AND STOCKHOLDERS’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,974	$146,108
Accrued expenses	163,375	73,947
Accrued salaries and payroll related expenses	13,504	154,780
Derivative liabilities	5,056,502	—
Convertible notes	7,740,843	—
TOTAL CURRENT LIABILITIES	13,066,198	374,835

LONG-TERM LIABILITIES
Warrants	3,276,084	—
Other liabilities	3,876	61,755

TOTAL LIABILITIES	16,346,158	436,590

Commitments and contingencies (Note 7)

STOCKHOLDERS EQUITY (DEFICIT)
Common stock, $0.001 par value, 10,000,000 authorized and 999,999 outstanding as of December 31, 2013, and 47,000,000 authorized and 6,902,840 outstanding as of September 30, 2014	1,000	6,902
Preferred stock, $0.001 par value, none authorized or outstanding as of December 31, 2013, and 3,000,000 authorized and none outstanding as of September 30, 2014	—	—
Additional paid-in capital	1,000	35,478,374
Accumulated deficit	(11,465,965)	(19,025,302)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	(11,463,965)	16,459,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,882,193	$16,896,564

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Resonant Inc. Three Months Ended September 30, 2013	Resonant Inc. Three Months Ended September 30, 2014	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to September 30, 2013	Resonant Inc. Nine Months Ended September 30, 2014

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	459,187	622,722	195,403	489,120	2,026,388
General and administrative expenses	368,738	759,590	135,993	1,119,159	1,736,137
Depreciation and amortization	2,976	66,321	4,905	2,976	141,665
TOTAL OPERATING EXPENSES	830,901	1,448,633	336,301	1,611,255	3,904,190
OPERATING LOSS	(830,901)	(1,448,633)	(336,301)	(1,611,255)	(3,904,190)

OTHER INCOME (EXPENSE)
Interest and investment income	1,096	13,236	—	1,327	15,429
Interest expense	(559,380)	(10,087)	(199,961)	(728,484)	(2,817,949)
Fair value adjustments to warrant and derivative liabilities	164,258	—	—	164,258	(2,015,599)
Bridge warrant expense	—	—	(247,669)	(312,486)	—
Other income (expense)	(333)	—	—	(333)	1,163,772
TOTAL OTHER INCOME (EXPENSE)	(394,359)	3,149	(447,630)	(875,718)	(3,654,347)

LOSS BEFORE INCOME TAXES	(1,225,260)	(1,445,484)	(783,931)	(2,486,973)	(7,558,537)
Provision for income taxes	(1,256)	—	(800)	(1,256)	(800)
NET LOSS	$(1,226,516)	$(1,445,484)	$(784,731)	$(2,488,229)	$(7,559,337)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.23)	$(0.21)	$—	$(2.49)	$(2.04)

Weighted average shares outstanding — basic and diluted	999,999	6,897,751	—	999,999	3,699,839

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	999,999	$1,000	$1,000	$(11,465,965)	$(11,463,965)
Sale of common stock in our initial public offering	3,105,000	3,105	18,626,895	—	18,630,000
Offering costs of our initial public offering	—	—	(2,388,027)	—	(2,388,027)
Reclassification of warrant liabilities	—	—	3,658,411	—	3,658,411
Conversion of convertible notes	2,787,667	2,787	9,397,213	—	9,400,000
Write-off of derivative liability upon conversion of notes payable	—	—	5,526,003	—	5,526,003
Issuance of common stock from vesting of restricted stock units, net of shares used to pay taxes	10,174	10	76,322	—	76,332
Fair value of stock options issued to advisors and consultants	—	—	226,485	—	226,485
Sale of warrants	—	—	1,000	—	1,000
Issuance of warrants to consultants	—	—	19,873	—	19,873
Stock-based compensation	—	—	333,199	—	333,199
Net loss	—	—	—	(7,559,337)	(7,559,337)
Balance, September 30, 2014	6,902,840	$6,902	$35,478,374	$(19,025,302)	$16,459,974

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to September 30, 2013	Resonant Inc. Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(784,731)	$(2,488,229)	$(7,559,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,905	2,977	141,665
Amortization of deferred finance costs	200,000	721,980	2,404,196
Stock-based compensation	—	—	409,531
Warrants and options issued for payment of services	—	715,794	246,358
Non-cash rent expense	22,338	—	—
Non-cash investment income	—	—	(9,385)
Bridge warrant expense	247,669	312,352	—
Gain on extinguishment of derivative liability	—	—	(1,163,772)
Fair value adjustments to warrant and derivative liabilities	—	(164,124)	2,015,599
Changes in assets and liabilities:
Prepaids and other current assets	(108,722)	(32,558)	106,088
Other assets	—	(7,614)	(2,874)
Accounts payable	332,044	(250,714)	54,134
Accrued expenses	(75,489)	86,486	(89,428)
Accrued compensation	—	—	141,276
Other liabilities	—	—	57,879
Net cash used in operating activities	(161,986)	(1,103,650)	(3,248,070)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(41,518)	(586,915)
Expenditures for patents and domain names	(75,696)	(50,410)	(81,688)
Purchase of investment held-to-maturity	—	—	(7,979,889)
Net cash used in investing activities	(75,696)	(91,928)	(8,648,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(100,000)	—
Proceeds from bridge loan	200,000	—	—
Payment of bridge loan	—	(200,000)	—
Proceeds from issuance of convertible note	—	7,000,000	—
Deferred financing cost	—	(1,154,234)	—
Proceeds from sale of common stock from the IPO	—	—	18,630,000
IPO costs	—	—	(2,388,027)
Proceeds from issuance of warrants	1,000	—	1,000
Net cash provided by financing activities	201,000	5,545,766	16,242,973
NET INCREASE (DECREASE) IN CASH	(36,682)	4,350,188	4,346,411
CASH — Beginning of period	89,044	52,362	3,338,979
CASH — End of period	$52,362	$4,402,550	$7,685,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$—	$413,754
Taxes	$—	$—	$800

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of subordinated note in exchange for Class C units	$—	$2,400,000	$—
Charge to equity for difference in fair value of subordinate note	$—	$2,133,855	$—
Debt discount in conjunction with senior note	$—	$266,145	$—
Debt discount in conjunction with senior note	$—	$329,886	$—
Debt discount in conjunction with senior note-derivative	$—	$2,005,015	$—
Conversion of senior note	$—	$—	$7,000,000
Conversion of subordinated note	$—	$—	$2,400,000
Extinguishment of derivative liability	$—	$—	$5,526,003
Reclassification of warrant liabilities to additional paid-in capital	$—	$—	$3,658,411

See Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Santa Barbara, California.  We are the successor of Resonant LLC, a limited liability company formed on May 29, 2012 (our inception date).  We were incorporated on January 19, 2012 as a wholly-owned subsidiary of Superconductor Technologies Inc., or STI, and became an independent company on July 6, 2012.  As a result of an exchange transaction that occurred on June 17, 2013, the units of membership interest issued by Resonant LLC were exchanged for shares of our common stock, resulting in a change in the form of ownership of our company.  The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant LLC, as the predecessor company, for the periods from January 1, 2013 to June 16, 2013, and the activities of Resonant Inc., as the successor company, for the period from June 17, 2013 to September 30, 2013 and the three and nine months ended September 30, 2014. The condensed consolidated balance sheets presented in the condensed consolidated financial statements represent the activities of Resonant Inc., as the successor company, as of December 31, 2013 and September 30, 2014.

We are creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We plan to use ISN to develop new classes of filter designs.

We plan to license our designs to companies that make part or all of the RF front-end.  We intend to retain ownership of our designs and we expect to be compensated through license fees and/or to charge royalties based on sales of RF front-end modules that incorporate our designs.  We do not currently intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.

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

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with capital contributions and debt.  We have incurred accumulated losses totaling $19.0 million through September 30, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and September 30, 2014, we had an accumulated deficit of $11.5 million and $19.0 million, respectively, and cash and cash equivalents of $3.3 million and $7.7 million, respectively. Additionally, as of September 30, 2014, we had $8.0 million in short-term investments.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and related notes thereto included in our registration statement on Form S-1 filed with the Securities and Exchange Commission, or the SEC, on May 28, 2014. The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all notes and other disclosures required by U.S. GAAP. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, derivative and warrant and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

Investments—Securities held-to-maturity: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each statement of financial position date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

With respect to debt securities, when the fair value of a debt security classified as held-to-maturity or available for sale is less than its amortized cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company must recognize as other-than-temporary impairment through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in net securities gains (losses).

For debt securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. In order to determine the amount of the credit loss for a debt security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows management expects to recover. The discount rate is the effective interest rate implicit in the underlying debt security. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings and is included in net securities gains (losses). The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. For debt securities that have recognized as other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

On July 8, 2014, we invested in a debt security that we have classified as held-to-maturity as we currently meet the criteria for this debt investment classification. As of September 30, 2014, the amortized cost value is $7,989,274 with an unrealized gain of $15,915 and a fair value of $7,995,804. The debt security matures on January 5, 2015 and is a foreign debt obligation. We have not recognized an other-than–temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $9,385 for both the three and nine months ended September 30, 2014 associated with this debt security. There were no debt securities in 2013.

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

The carrying amount of our warrant liabilities and our derivative liability related to the Senior Convertible Notes were marked to market each reporting date until the warrants and derivative liability were settled. Prior to the IPO Date, the fair value of the financing warrant liability and derivative liability (see Note 3 and Note 4) were estimated using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our securities to trade in an active market. As of the IPO Date, the fair value of the remaining warrants and the financing warrant liability and derivative liability, were estimated using a Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. Our expected volatility was derived from the historical volatilities of several public companies in similar industries because we have limited information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. All of the warrant liabilities and the derivative liability are valued using level 3 inputs (see Note 8 for the range of assumptions used).

Prior to the IPO Date,  the determination of the value of our common stock, and for purposes of establishing the value of the warrants and derivatives related to the bridge financing, the senior convertible notes, the subordinated convertible notes and the consulting warrants, management considered several factors and the probability of achieving each one of them. The significant factors were (1) securing adequate funding to complete the single-band commercial surface acoustic wave, or SAW, duplexer design under the terms of the development agreement with Skyworks; (2) developing a working duplexer product that meets the specifications of Skyworks; and (3) Skyworks exercising its licensing option if the duplexer product met its specifications. The probabilities for achieving each of these factors changed during the periods from January 31, 2013 to June 16, 2013 and December 31, 2013. These probabilities were affected by our ability to hire technical personnel to develop the technology and design the product, establish a management team to develop a business plan, secure financing, execute the business plan, and interact with Skyworks to achieve the milestones contained in the development agreement with Skyworks. As we made progress in each of these areas over the period from January 31, 2013 through December 31, 2013 the probability elements in each of these factors changed and increased. These increases resulted in higher valuations of our common stock and accordingly the values of the warrants and derivatives at each of these periods. Following the IPO Date, we used the current market value of our common stock to assist in determining the value of the warrants and stock options using the Black-Scholes option valuation model.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,390 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $167,589, $0, $51,102, $0 and $745,039, respectively, for the three months ended September 30, 2013, for the period January 1, 2013 to June 16, 2013, for the period from June 17, 2013 to September 30, 2013 and for the three and nine months ended September 30, 2014.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 730-10, Research and Development.

Earnings Per Share, or EPS—EPS is computed in accordance with ASC Topic 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise and/or conversion of our convertible notes and warrants (using the if-converted method).

The shares used to compute net loss per share represent the weighted-average common shares outstanding for the three month period ended September 30, 2013, for the period June 17, 2013 to September 30, 2013 and for the three and nine month periods ended September 30, 2014. EPS is not presented for the period from January 1, 2013 to June 16, 2013 because we were a limited liability company.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	For the Three Months ended September 30, 2013 and the Period June 17, 2013 to September 30, 2013	For the Three and Nine Months ended September 30, 2014
Common stock warrants	680,984	1,033,484
Common stock options	—	421,500
Convertible debt	2,787,667	—
Total shares excluded from net loss per share attributable to common stockholders	3,468,651	1,454,984

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

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of September 30, 2014, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none during the three months ended September 30, 2013, for the period January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to September 30, 2013 and for three and nine months ended September 30, 2014, respectively.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $403,667 was paid from the proceeds of the IPO. Additionally, the unamortized debt discount of $780,147 was fully amortized to interest expense for the nine months ended September 30, 2014.   Interest expense, excluding the unamortized debt discount write-off, was $0 and $ 727,601 for the three and nine months ended September 30, 2014, respectively, and was $290,593, $0 and $379,362 for the three months ended September 30, 2013, for the period January 1, 2013 to June 16, 2013 and for the period from June 17, 2013 to September 30, 2013, respectively.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest. Additionally, the unamortized debt discount of $60,917 was fully amortized to interest expense for the nine months ended September 30, 2014. Interest expense, excluding the unamortized debt discount write-off, was $0 and $90,489 for the three and nine months ended September 30, 2014, respectively, and was $53,229, $0 and $61,509 for the three months ended September 30, 2013, for the period January 1, 2013 to June 16, 2013 and for the period from June 17, 2013 to September 30, 2013, respectively.

NOTE 4—WARRANT LIABILITIES

From time to time, we and Resonant LLC have issued warrants to purchase shares of common stock and units of membership interest, respectively. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

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

On June 17, 2013, in connection with our acquisition of all of the outstanding membership interests of Resonant LLC in an exchange transaction, the founders exchanged their Bridge Warrants to purchase an aggregate of 124,998 Class B units of Resonant LLC for Bridge Warrants to purchase an aggregate of 249,999 shares of our common stock at an exercise price of $0.20 per share. All other terms of the Bridge Warrants remained the same. We revalued the Bridge Warrants on June 17, 2013 to $400,000 using the Black-Scholes option valuation model with the following assumptions: exercise price of $0.20 per share; implied stock price of $3.23; expected volatility of 60%; expected dividend rate of 0%; risk free interest rate of 1.06%; and expiration date of 5 years. At each reporting period up through the IPO Date, any changes to the fair value of the Bridge Warrants were recorded in the condensed consolidated statements of operations. (See Note 8).

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

In August 2014, we entered into an agreement with our investor relations firm, or IR Firm, to provide us with investor relations services. Pursuant to the agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at issuance date to be $119,238 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.91 per share, time to maturity of 3 years, volatility of 69.7%, zero expected dividend rate and risk free rate of 0.88%.

A roll-forward of warrant activity from December 31, 2013 to September 30, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of September 30, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
IR Consulting Warrant	—	42,000	—	42,000
	680,984	352,500	—	1,033,484

(1)                                 The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

The fair value of the warrant liabilities was $3.3 million at December 31, 2013. Due to the expiration of the redemption and put option features included in the warrants, the warrants are no longer included as liabilities after the IPO Date. During the three months ended September 30, 2013, for the period from January 1, 2013 to June 16, 2013, for the period June 17, 2013 to September 30, 2013 and the three and nine months ended September 30, 2014, we recorded a gain (loss) of $21,521, $0, $21,521 and ($382,327), respectively, for the change in fair value of the warrants.

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

NOTE 5—STOCKHOLDERS’ EQUITY (DEFICIT)

Upon the formation of Resonant LLC, STI contributed assets to Resonant LLC in exchange for 300,000 Class C units, which constituted a 37.5% ownership interest in Resonant LLC. Our three founders simultaneously contributed $200,000 ($66,667 each) to Resonant LLC in exchange for 500,000 Class B units (166,667 units each), or a 62.5% ownership interest in Resonant LLC. In connection with this investment, each founder retained the right, but not the obligation, to require Resonant LLC to repurchase all of the Class B units held by the founder only if: (i) the founder’s service agreement with Resonant LLC was terminated; (ii) Resonant LLC and the other members of Resonant LLC declined to exercise their right to purchase the founder’s Class B units following termination of his services agreement; and (iii) the founder desired to work for a third party that, among other activities, engaged in a competing business. Upon exercise by a founder of his put right, Resonant LLC was obligated to purchase the founder’s Class B units at a price equal to the founder’s capital account balance in Resonant LLC. As a result of the allocation of the losses to the Class B unit holders, their capital account balances became zero.

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

Stock Options

On September 4, 2014 and September 11, 2014, we granted incentive stock options for the purchase of 15,000 shares and 30,000 shares, respectively, of our common stock to two new employees. The options have an exercise price of $6.79 per share and $6.49 per share, respectively, with a term of ten years. The options vest quarterly over sixteen quarters. The options had an aggregate grant date fair value of $174,900 utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the three and nine months ended September 30, 2014 using the Black-Scholes option valuation model. The fair values of stock options granted for the period were estimated using the following assumptions:

	Option Grants Awarded During the Three Months Ended September 30, 2014	Option Grants Awarded During the Nine Months Ended September 30, 2014
Stock Price	$6.49 to $6.79	$6.00 to $7.20
Dividend Yield	0%	0%
Expected Volatility	56.6% - 57.5%	56.6% - 69.8%
Risk-free interest rate	2.46% - 2.56%	2.01% - 2.56%
Expected Life	7 years	6.93 to 7 years

Stock-based compensation expense related to stock options for both employees and non-employees was $98,108 and $559,684, for the three and nine months ended September 30, 2014, respectively, and was $0 for both the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, stock-based compensation related to stock options of $42,284 and $253,038, respectively, was reflected in research and development and $55,824 and $306,646, respectively, was reflected in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2014, the unamortized portion will be expensed over a weighted average period of 3.2 years. We also recorded $46,751 and $96,263 of stock-based compensation related to the 5,145 and 10,174 restricted stock unit shares that vested during the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, stock-based compensation expense related to restricted stock unit shares of $32,346 and $65,171, respectively, was reflected in research and development and $14,405 and $31,092, respectively, was reflected in general and administrative expenses on the accompanying condensed consolidated statements of operations. The shares issued were net of employee related withholding taxes paid with shares.

Stock Option Award Activity

The following is a summary of our stock option activity during the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Value
Outstanding, January 1, 2014	—	$—	$—	—	$—
Granted	421,500	6.00	4.03	9.70	1,701,315
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, September 30, 2014	421,500	$6.00	$4.03	9.70	$1,701,315

Exercisable, January 1, 2014	—	$—	$—	—	$—
Vested	124,892	6.00	4.01	9.70	559,684
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercisable, September 30, 2014	124,892	$6.00	$4.01	9.70	$559,684

The following table presents information related to stock options outstanding and exercisable at September 30, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$6.00	364,000	9.67	124,572
6.49 – 6.79	45,000	9.94	—
7.20	12,500	9.75	320
	421,500	9.70	124,892

Stock-based compensation consists of the following:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Employees	$107,248	$381,356
Consultants/Advisors	48,241	274,533
	$155,489	$655,889

NOTE 7—COMMITMENT AND CONTINGENCIES

In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease has a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs are estimated to be $2,101 per month. In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease has a two-year term, and rental costs of approximately $4,046 per month. In April 2014, we amended the lease associated with our corporate headquarters to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $2,201.

Rent expense related to our facilities for the three months ended September 30, 2013, and for the period January 1, 2013 to June 16, 2013 and the period June 17, 2013 to September 30, 2013 was $11,168, $20,477, and $13,030, respectively, and for the three and nine months ended September 30, 2014, was $37,462 and $88,824, respectively.

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

Our common stock purchase warrants issued in conjunction with debt and consulting services are detachable, or free standing, instruments. In addition, we have recorded a derivative liability associated with the conversion feature in our Senior Convertible Note. We estimate fair values of these warrants and derivative liabilities utilizing Level 3 inputs for all classes of warrants and derivative liabilities issued. Other than the Financing Warrant and Senior Convertible Note derivative liability, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. To determine the value of the Financing Warrant and Senior Convertible Note derivative liability, we used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. We determined that as the Financing Warrant and debt conversion can only be exercised upon the probability of satisfying a performance condition such as a Qualifying IPO or Fundamental Transaction, as provided for in the applicable instrument, and thus a closed-form model such as the Black-Scholes option valuation model would not be appropriate. (See Note 4).

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability during the period from June 17, 2013 to September 30, 2013:

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Financing Warrant	6.5 - 7	1.57% - 2.28%	65.3% - 68.6%	—
Senior Convertible Note Derivative Liability	0.75 - 1.75	0.19% - 0.24%	81.0% - 102.1%	75% - 90%

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liabilities:

	December 31, 2013	IPO Date
Assumptions:
Risk-free interest rate	0.8% - 2.45%	1.25% - 2.31%
Expected dividend yield	0%	0%
Expected volatility	60.0% - 65.6%	64.0% - 69.6%
Expected term (in years)	4.08 - 7.0	3.58 – 5.95

We used a fair value per share of our common stock of $5.54 and $6.00 as of December 31, 2013 and the IPO Date, respectively, to determine the fair value of derivative and warrant liabilities.

Liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

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

We estimated the fair value of our warrants and Senior Convertible Note derivative at the time of issuance and subsequently re-measured the fair value using the Black-Scholes option valuation model or Monte Carlo option-pricing model as discussed above, at each reporting date through the IPO Date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. Under the Monte Carlo option-pricing model we estimated the fair value of the Senior Convertible Note derivative liability and Financing Warrant liability at the time of issuance and subsequent re-measurement dates considering the probability of achieving a milestone, the cost of capital, and the estimated time period the right would be outstanding. The estimates were based, in part, on subjective assumptions and could differ materially following the measurement date (see Note 4). Changes to these assumptions as well as our stock price on the reporting date could have had a significant impact on the fair value of the warrant liabilities until the IPO Date.

As a result of the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, under accounting rules, these warrant liabilities are no longer classified as liabilities. There are no warrant liabilities or other liabilities to be measured at fair value on a recurring basis as of September 30, 2014.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at December 31, 2013	$3,276,084	$5,056,502
Issuance of warrant and derivative liabilities	—	—
Change in fair value	382,327	1,633,272
Write-off due to conversion and IPO	(3,658,411)	(6,689,774)
Balance at September 30, 2014	$—	$—

(1)                                 The change in the fair value of the warrants was recorded as a gain of $0 and a reduction of $382,327 to other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2014.

(2)                                 The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $0 and $1.2 million to other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively.

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

Overview

Resonant is a late-stage development company creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We plan to use ISN to develop new classes of filter designs.

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

We have earned no revenue since inception, and our operations have been funded with the initial capital contributions and debt.  We have incurred accumulated losses totaling $19.0 million from inception through September 30, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and September 30, 2014, we had an accumulated deficit of $11.5 million and $19.0 million, respectively, and cash and cash equivalents of $3.3 million and $7.7 million, respectively. Additionally, as of September 30, 2014 we had $8.0 million in short-term investments.

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

Plan of Operation

We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices.  First, we plan to develop a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  Second, we plan to develop tunable filter designs that replace multiple filters.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.

Our primary activity in the near term will be continued work on a duplexer design under our existing development agreement with Skyworks.  We are targeting completion of the duplexer design in the first quarter of 2015.  There is no assurance that we can complete our design or that our design will have acceptable performance.  In addition, our design will compete with other products and solutions available to Skyworks and may not be selected even if fully compliant with all specifications.

Recently, we began development of a prototype tunable design for demonstrating our value proposition to prospective customers.  We may not succeed in the development of a commercially viable tunable filter design or secure any customers for such designs.

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

We are using the net proceeds from our initial public offering for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes.  Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a late stage, publicly-traded technology company.  We anticipate increasing the number of employees from our current 19 to approximately 40 by the end of 2016. However, this is highly dependent on the nature of our development efforts and our success in commercialization.  We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts.  We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

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

Results of Operations

The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to September 30, 2013, the three months ended September 30, 2013 and the three and nine months ended September 30, 2014.

	Nine Months Ended September 30, 2013
	Resonant LLC Period From January 1, 2013 to June 16, 2013	Resonant Inc. Period From June 17, 2013 to September 30, 2013	Total Nine Months Ended September 30, 2013
Revenue	$—	$—	$—
Operating Expenses:
Research and development expenses	195,403	489,120	684,523
General and administrative expenses	135,993	1,119,159	1,255,152
Depreciation and amortization	4,905	2,976	7,881
Total operating expenses	336,301	1,611,255	1,947,556
Operating loss	(336,301)	(1,611,255)	(1,947,556)
Other income (expense):
Interest income	—	1,327	1,327
Interest expense	(199,961)	(728,484)	(928,445)
Fair value adjustments to warrant and derivative liabilities	—	164,258	164,258
Bridge warrant expense	(247,669)	(312,486)	(560,155)
Other income (expense)	—	(333)	(333)
Total other expense	(447,630)	(875,718)	(1,323,348)
Loss before income taxes	(783,931)	(2,486,973)	(3,270,904)
Provision for income taxes	(800)	(1,256)	(2,056)
Net loss	$(784,731)	$(2,488,229)	$(3,272,960)

Comparison of the Three Months Ended September 30, 2013 and 2014

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs under development agreements.  These consist primarily of the cost of employees and consultants, and to a lesser extent costs for equipment, software and supplies.  We also include the costs for our intellectual property development program under research and development.  This program focuses on patent strategy and invention extraction.  Research and development expenses increased from $459,000 in the third quarter of 2013 to $623,000 in the third quarter of 2014.  The increase of $164,000 is primarily the result of the increased payroll, consulting and development costs related to increased activity on a duplexer design under development for a customer.

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

General and Administrative Expenses.  General and administrative expenses include salaries, taxes and employee benefits for executives and administrative staff.  It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees.  We expect increases in this category of costs throughout 2014.  We hired a general counsel in January 2014, a chief financial officer and a controller in June 2014 and a vice-president in September 2014.

General and administrative expenses increased $391,000, from $369,000 in the third quarter of 2013 to $760,000 in the third quarter of 2014.  The increase was due primarily to increased payroll, benefit costs, directors and officers insurance, stock compensation expense and accounting costs.

We anticipate that our general and administrative expenses will increase in the future as we continue to build our infrastructure to support our growth.  Additionally, we anticipate increased expenses related to the stock compensation, legal, audit, regulatory and investor relations services associated with maintaining compliance with Securities and Exchange Commission and NASDAQ requirements, director and officer insurance premiums and other costs associated with operating as a public company.

Interest Income.  Interest income increased by $12,000 from $1,000 in the third quarter of 2013 to $13,000 in the third quarter of 2014 primarily due to the increased cash balances from the net proceeds of the IPO.  We expect interest income to increase modestly in 2014 as we earn interest on our increased cash balances.

Interest Expense.  Interest expense consists of accrued interest on debt instruments, the amortization of debt discounts and interest on financed insurance contracts.  We valued our debt instruments and their various features and derivatives at fair value, and the resulting adjustments required debt discounts to these values that were booked at lower than face value.  The debt discounts were being amortized over the expected life of the debt instrument.  However, the remaining debt discount and debt issuance costs were expensed in June 2014 due to the conversion of all notes into common stock in connection with our IPO.

Interest expense decreased by $549,000, from $559,000 in the third quarter of 2013 to $10,000 in the third quarter of 2014.  The decrease is due to the repayment of the Bridge Loans in June 2013 and the conversion the Senior Convertible Notes and the Subordinated Convertible Note were converted into common stock in June 2014 in connection with our IPO.  Thus, debt discounts and deferred financing cost amortizations ceased in June 2014.

Fair Value Adjustments to Warrant and Derivative Liabilities.  We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjust the liabilities quarterly to reflect changes in their fair value.  Quarterly adjustments to the fair value of these liabilities generate non-cash expense if they increase and non-cash income if they decrease. The fair value of these liabilities fluctuated significantly from quarter to quarter until the IPO Date.  The net fair value of all these liabilities decreased in 2013 resulting in non-cash income for the warrants of $164,000 in the third quarter in 2013.

The closing of the IPO triggered (a) the conversion of all debt into equity and (b) the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant.  These events eliminated all warrant and derivative liabilities as of the IPO Date.  Consequently, we ceased recording any further quarterly adjustments for the fair value of warrant or derivative liabilities or any associated gain or loss from such adjustments.

Income Taxes.  We have no revenues and are currently operating at a loss.  Consequently, our only tax liabilities were for the minimum taxes for the states in which we conduct business.

Comparison of the Nine Months Ended September 30, 2013 and 2014

Research and Development.  Research and development expenses increased from $685,000 in the first nine months of 2013 to $2.0 million in the first nine months of 2014.  The increase of $1.3 million is the result of the increased payroll, consulting costs and development costs related to increased activity on a duplexer design under development for a customer.  There were no employees until late June 2013 when we completed the Senior Convertible Note financing.

General and Administrative Expenses.  General and administrative expenses increased from $1.3 million in the first nine months of 2013 to $1.7 million in first nine months of 2014.  The increase of $481,000 consists primarily of payroll and related expenses associated with our increased staffing following our June 2013 financing and our June 2014 IPO.  The nine months for 2013 consisted primarily of a non-cash charge of $716,000 for the fair value of the warrants issued for business consulting services. The consulting services were completed in 2013, and therefore we did not incur similar charges in 2014.  Excluding the effect of the warrant charges, general and administrative expenses for 2014 increased by $1.2 million.  The increase was due primarily to increased payroll, benefit costs, D&O insurance, finance costs and accounting expenses.  We anticipate that our general and administrative expenses will continue to increase as a result of planned growth and the costs associated with operating as a public company.

Interest Income.  Interest income increased by $14,000 from $1,000 in the first nine months of 2013 to $15,000 in the first nine months of 2014 primarily due to the increased cash balances from the net proceeds from the IPO. We expect interest income to increase modestly in 2014 as we earn interest on our increased cash balances.

Interest Expense.  Interest expense increased by $1.9 million, from $928,000 in the first nine months of 2013 to $2.8 million in the first nine months of 2014.  The increase consists primarily of amortization and write-off of debts discounts and deferred financing costs due to the conversion of the convertible notes: $1.5 million for the Senior Convertible Notes, $151,000 for the Subordinated Convertible Note and $745,000 for the deferred financing costs.  We also incurred and paid $404,000 of interest on the Senior Convertible Notes for the first nine months of 2014. We repaid the Bridge Loans in June 2013.  The Senior Convertible Notes and the Subordinated Convertible Note were converted into common stock in June 2014 in connection with our initial public offering.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

Fair Value Adjustments to Warrant and Derivative Liabilities. We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjusted the liabilities quarterly to reflect changes in their fair value.  Quarterly adjustments to the fair value of these liabilities generated non-cash expense if they increased and non-cash income if they decreased.  The fair value of these liabilities may have fluctuated significantly from quarter to quarter until the IPO Date.  There was a decrease of the fair value of the warrant and derivative liabilities as of September 30, 2013 resulting in non-cash income of $164,000 for 2013. For 2014, the net fair value of all these liabilities increased resulting in non-cash expense of $2.0 million for the first nine months of 2014.  The increase in the fair value of these liabilities in 2014 is primarily due to our increasing share price and the related enterprise valuation.  Due to the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant as of the IPO Date and the conversion of the Senior Convertible Notes upon the IPO which terminated the derivative liability, there will be no further fair value adjustments of such warrants and derivative liabilities in the future.

Bridge Warrant Expense.  We incurred bridge warrant expense of $560,000 in the first nine months of 2013 and $0 in the first nine months of 2014.  This represents the non-cash expense associated with the original issuance of the Bridge Loan Warrants in the first quarter of 2013 by Resonant LLC.  We repaid the Bridge Loans in June 2013.  Consequently, we did not incur any bridge warrant expense in 2014 and will not incur further expense for these warrants.

Other Income.  Other income consisted of a $1.2 million non-cash gain from the write-off of the derivative liability associated with our Senior Convertible Notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for the first nine months of 2014.  Consequently, we will not incur any further charges associated with fluctuations in the fair value of the derivative liability.  There were no items in other income for the 2013 period.

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

We had current assets of $15.8 million and current liabilities of $375,000 at September 30, 2014, resulting in working capital of $15.4 million.  This compares to a working capital deficit of $8.8 million at December 31, 2013.  The change in working capital is primarily the result of the net proceeds from our IPO and the related conversion of all outstanding notes to common stock.

We believe our cash resources will provide sufficient funding for planned operations into 2016, even without revenues. We may need additional financing to continue with our plan of commercialization and for general working capital.  Further, if we are unable to complete the duplexer design under the development agreement or Skyworks declines to license the design, we will require additional financing.  No assurance can be given that any form of additional financing can be obtained, that the terms of such financing will be acceptable or that such financing would not be dilutive to existing shareholders.  Thus, our ability to achieve revenue-generating operations and, ultimately, achieve profitability may depend on whether we can obtain additional capital when we need it and will depend on whether we complete the development of our technology and find customers who will license our designs.

Cash Flow Analysis

The condensed consolidated statements of cash flows presented in our consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to September 30, 2013 and the nine months ended September 30, 2014.

Operating activities used cash of $1.3 million in first nine months of 2013 and $3.2 million in the first nine months of 2014.  The increase of $1.9 million is primarily the result of increased operating costs following our Senior Convertible Note financing in June 2013 and an increase in costs associated with being a public company. These cash uses were offset by some non-cash related costs for stock-based compensation, fair value adjustments for the warrants and the derivative liability, amortization of deferred financing and debt discount costs and the gain on derivative liability extinguishment.

Investing activities used cash of $168,000 in the first nine months of 2013 and $8.6 million in the first nine months of 2014.  The increase of $8.5 million consisted primarily of an $8.0 million investment of the excess cash balances in a short-term debt instrument, the build-out of our new corporate headquarters, the purchase of equipment and computers due to the increase in employees in 2014 and our investment in patents.

Financing activities provided cash of $5.7 million in the first nine months of 2013 and $16.2 million in the first nine months of 2014.  For 2013, cash provided by financing activities was primarily the result of the net proceeds from the issuance of $7.0 million in Senior Convertible Notes in June 2013, net of bridge loan repayments.  For 2014, cash provided by financing activities was primarily the result of the proceeds from our IPO of $18.6 million offset by $2.3 million in cash expended for IPO costs in 2014.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

Other than the material weakness discussed below that was identified during the quarter ended September 30, 2014 and subsequently remediated, there was no change in our internal control over financial reporting during the period ended September 30, 2014 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified during the quarter ended September 30, 2014 and enhance our internal control over financial reporting. The material weakness related to our lack of sufficient policies and procedures in the review of complex financial instruments and a clerical error in the computation of loss per share. The material weakness resulted in restatements to our financial statements included in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2014,and we filed an Amendment No. 1 to Quarterly Report on Form 10-Q/A on October 10, 2014 to amend and restate our unaudited condensed consolidated financial statements and related disclosures contained in the original filing.  The following actions, which we believe have remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

•                  Our finance team revised its policies and procedures with regards to the review of complex financial instruments to thoroughly analyze all terms and conditions of an agreement from a legal and accounting standpoint; and

•                  We added an additional level of review of the analysis of the earnings per share calculation.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

PART II:  OTHER INFORMATION

Item 1A.                        Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.  Please see page 18 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors.  If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We are a have a history of operating losses and we may never achieve or maintain profitability.

We have a limited operating history and only a preliminary business plan upon which investors may evaluate our prospects.  We have never generated revenues and we have a history of losses from operations.  As of September 30, 2014, we had an accumulated deficit of $19.0 million.  There is no assurance that our cash and capital resources will be sufficient to provide us with adequate resources to fund future operations beyond two years, and we may need additional financing to continue with our plan of commercialization and for general working capital.  Further, if we are unable to complete the duplexer design under our development agreement with Skyworks or Skyworks declines to license the design, we will require additional financing.  No assurance can be given that any form of additional financing can be obtained, that the terms of such financing will be acceptable or that such financing would not be dilutive to existing stockholders.  Thus, our ability to achieve revenue-generating operations and, ultimately, achieve profitability may depend on whether we can obtain additional capital when we need it and will depend on whether we complete the development of our technology and find customers who will license our designs.  There can be no assurance that we will ever generate revenues or achieve profitability.  In addition, the report of our independent registered public accounting firm on our consolidated financial statements for the period ended December 31, 2013 contains an explanatory paragraph stating that our liquidity risk raises substantial doubt about our ability to continue as a going concern.

We have an agreement with only one customer and expect to derive all or substantially all of our revenues from a small number of customers for the foreseeable future.  Our failure to retain or expand customer relationships will have an adverse effect on our revenues.

We currently have a development agreement with only one customer.  This customer has not agreed to license our technology and may decide not to continue its relationship with us. We expect to derive our revenues from a small number of customers for the foreseeable future. Our revenues may fluctuate significantly in the future should we develop our technology and enter into new customer relationships. Our failure to retain or expand customer relationships, or any problems we experience in collecting receivables from them, would harm our financial condition and results of operations.

We may not be able to complete a design that meets our customer’s specifications.  Even if we succeed in developing a design that meets all the specifications in our development agreement, our customer could decline to use our design in its product.  Further, our customer’s product could fail in the marketplace.  Any of these events would have a material adverse effect on our business and potentially threaten our viability.

The development agreement with our one customer requires us to meet stringent performance specifications and compete against other technologies for inclusion into the customer’s product.  Our customer’s final product will then compete against other products and technologies for inclusion into mobile devices in the marketplace.  There can be no assurance that we can complete our design or that our final design will have acceptable performance and meet all specifications in our development agreement.  The decision to use our design is solely within our customer’s discretion.  Even if our design meets all the specifications in our development agreement, our customer could decline to use our design in its product.  Further, if selected for inclusion in its product by our customer, there is no guarantee that its final product will win out over its competition for inclusion into mobile devices.  Either failure (to be selected at the design stage or the device stage) would have a material adverse effect on our business and potentially threaten our viability.

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

We believe our designs can be manufactured using existing technology, but we will be dependent on a single, customer approved manufacturer for the fabrication of our first duplexer design under our current development agreement.  Even if we successfully design a fully compliant duplexer, the customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the design in large volumes.  We do not have any control over the manufacturer.  We cannot assure you that the manufacturer will have the necessary technology, skills and resources to successfully demonstrate manufacturability of our designs in commercial quantities.

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

Achieving acceptance among RF front-end manufacturers of our circuit designs will be crucial to our continued success.  We have no history of marketing any circuit design and we may fail to generate significant interest in our initial commercial circuit designs or any other circuit designs we may develop.  These and other factors may affect the rate and level of market acceptance, including:

•                  our pricing relative to other competing designs and technologies;

•                  perception by RF front-end manufacturers and mobile device manufacturers;

•                  press and blog coverage, social media coverage, and other publicity and public relations factors which are not within our control; and

•                  regulatory developments related to manufacturing, marketing and selling our designs.

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

Furthermore, we acquired many of the patents we currently hold from Superconductor Technologies, Inc., or STI.  Although we believe we have obtained valid assignments of patent rights from STI and STI has obtained valid assignments of patent rights from all inventors, if an inventor did not adequately assign his or her patent right to STI or STI did not adequately assign its patent rights to us, a third party could obtain a license to the patent from such inventor or STI.  This could preclude us from enforcing the patent against such third party.  In addition, because we acquired our patents from STI, some of the inventors of our patents are not our employees and they are not obligated to assist us in prosecuting, maintaining, defending and enforcing such patents.  Without the cooperation of the inventors of our patents, it may be difficult for us to prevail in any legal action involving the intellectual property rights under our patents.  Additionally, the inventors may have information, trade secrets and know-how learned while at STI that is not our property and if disclosed could provide competitors with insights that allow them to invent around our patented technology.

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

According to our business plan, our initial circuit designs will be incorporated into mobile wireless devices.  Accordingly, demand for our designs is dependent on the ability of mobile wireless device manufacturers to successfully sell wireless devices that incorporate our designs.  We cannot be certain whether these manufacturers will be able to create or sustain demand for their wireless devices that contain our designs or how long they will remain competitive in their business, if at all.  The success of these mobile wireless device manufacturers and the demand for their wireless devices can be affected by a number of factors, including:

•                  market acceptance of their mobile wireless devices that contain our designs;

•                  the impact of slowdowns or declines in sales of mobile wireless devices in general;

•                  their ability to design products with features that meet the evolving tastes and preferences of consumers;

•                  fluctuations in foreign currency;

•                  relationships with wireless carriers in particular markets;

•                  the implementation of, or changes to, mobile wireless device certification standards and programs;

•                  technological advancements in the functionality and capabilities of mobile wireless devices;

•                  the imposition of restrictions, tariffs, duties, or regulations by foreign governments on mobile wireless device manufacturers;

•                  failure to comply with governmental restrictions or regulations;

•                  cost and availability of components for their products; and

•                  inventory levels in the sales channels into which mobile wireless device manufacturers sell their products.

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

We have only a limited operating history upon which our business and future prospects may be evaluated.  We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; and developing new solutions.  Our current operational infrastructure may require changes for us to scale our business efficiently with additional technical personnel and effectively to keep pace with demand for our solutions, and achieve long-term profitability.  If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.  We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.  As a company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

•                  build a reputation for a superior solution and create trust and long-term relationships with our potential customers;

•                  distinguish ourselves from competitors in our industry;

•                  develop and offer a competitive technology that meet our potential customers’ needs as they change;

•                  respond to evolving industry standards and government regulations that impact our business,

•                  expand our business internationally; and

•                  attract, hire, integrate and retain qualified and motivated employees.

If we are unable to meet one or more of these objectives or otherwise adequately address the risks and difficulties that we face, our business may suffer, our revenue may decline and we may not be able to achieve growth or long-term profitability.

Our management team and financial reporting group is limited in size and experience which may impact the implementation and administration of financial and reporting controls and procedures.

Although our management team makes certain representations about the financial and reporting controls and procedures in our offering documentation, our management team has limited experience in implementing and maintaining our operations and our financial processes. Financial and reporting controls and procedures implemented and maintained by our management team, now or in the future, may not be adequate, with the result that there may be substantial deficiencies that will need remediation in the future. If there are inadequate controls and procedures, our financial statements and our reporting may be inaccurate or untimely.

For example, during the third quarter of 2014, we identified a material weakness in our internal control over financial reporting relating to our lack of sufficient policies and procedures in the review of complex financial instruments and a clerical error in the computation of loss per share, which resulted in restatements to our financial statements included in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2014. As a result, our internal control over financial reporting was not effective as of June 30, 2014 and September 30, 2014. While we have taken actions that we believe remediated the material weakness, we may again experience control and procedure deficiencies in the future. Investors may not wish to invest in a company with identified control and procedure deficiencies.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of the services of any of the following would be material to us: Terry Lingren, our Chief Executive Officer; Robert Hammond, our Chief Technology Officer; and Neal Fenzi, our Vice President of Engineering.  We have no present intention of obtaining key-man life insurance on any of our executive officers or management.  Additionally, competition for highly skilled technical, managerial and other personnel is intense.  As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful.  If we fail to attract and retain the necessary technical and managerial personnel, our business may not grow, may suffer and might fail.

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

Technology stocks have historically experienced high levels of volatility.  The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our common stock.  Factors that could cause fluctuations in the trading price of our common stock include the following:

•                  announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•                  price and volume fluctuations in the overall stock market from time to time;

•                  significant volatility in the market price and trading volume of technology companies in general;

•                  fluctuations in the trading volume of our shares or the size of our public float;

•                  actual or anticipated changes or fluctuations in our results of operations;

•                  whether our results of operations meet the expectations of securities analysts or investors;

•                  actual or anticipated changes in the expectations of investors or securities analysts;

•                  litigation involving us, our industry, or both;

•                  regulatory developments in the United States, foreign countries, or both;

•                  general economic conditions and trends;

•                  major catastrophic events;

•                  lockup releases, sales of large blocks of our common stock;

•                  departures of key employees; or

•                  an adverse impact on the company from any of the other risks cited herein.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  As of November 1, 2014, we had approximately 6.9 million shares of common stock outstanding.  All of the shares of common stock sold in our initial public are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 33.5% of the outstanding shares of our common stock as of November 1, 2014, based on the number of shares outstanding as of September 30, 2014.  As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a manner that is adverse to your interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

During the third quarter of 2014, we identified a material weakness in our internal control over financial reporting relating to our lack of sufficient policies and procedures in the review of complex financial instruments and a clerical error in the computation of loss per share, which resulted in restatements to our financial statements included in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2014. As a result, our internal control over financial reporting was not effective as of June 30, 2014 and September 30, 2014. While we have taken actions that we believe remediated the material weakness, we may again experience control and procedure deficiencies in the future.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company.  These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management.  These provisions include:

•                  the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•                  the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•                  the requirement for the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•                  the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and

•                  advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Recent Sales of Unregistered Securities

None.

(b)                             Use of Proceeds

On May 28, 2014, our registration statements on Form S-1 (File Nos. 333-193552 and 333-196340) were declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 3,105,000 shares of our common stock at a price to the public of $6.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 29, 2014 pursuant to Rule 424(b) of the Securities Act.

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	06-05-14

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	06-05-14

10.1	Warrant Agreement issued to MZ Group	10-Q	001-36467	10.3	8-8-14

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: November 12, 2014	Resonant Inc.
(Registrant)

	By:	/s/ John Philpott
John Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)