Form 10-K
period 2014-12-31
Resonant Inc
filed 2015-03-27
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                      .

Commission file number 001-36467

RESONANT INC.

(Exact Name of Registrant as Specified in Its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-4320930 (I.R.S. Employer Identification No.)

110 Castilian Drive, Suite 100, Goleta, California 93117

(Address of Principal Executive Offices) (Zip Code)

(805) 308-9803
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $33 million, based on the closing price on that date. As of March 25, 2015, the registrant had 7,158,276 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, the last day of the fiscal year covered by this Annual Report on Form 10-K.

RESONANT INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•                  the status of filter designs under development;

•                  the prospects for licensing filter designs upon completion of development;

•                  plans for other filter designs not currently in development;

•                  potential customers for our designs;

•                  the timing and amount of future royalty streams;

•                  our plans regarding the use of proceeds from our IPO and the expected duration of our capital resources;

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

•                  our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;

•                  our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•                  our ability to introduce new offerings and bring them to market in a timely manner;

•                  our ability to maintain, protect and enhance our intellectual property;

•                  our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers;

•                  the attraction and retention of qualified employees and key personnel;

•                  future acquisitions of or investments in complementary companies or technologies; and

•                  our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits thereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1.        BUSINESS

Overview

Resonant is a late-stage development company creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We are using ISN to develop new classes of filter designs.

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

We are currently developing our first filter design, a duplexer, for our first customer, a leading manufacturer of RF front-ends for mobile devices.  Duplexers are two filters combined into a single component which simultaneously select both the transmit and receive signals.  The customer has an option to license our duplexer design at already agreed-upon royalty rates upon completion.  The terms of the license would give the customer exclusivity on our filter designs for a limited time on the relevant duplexer band.

We have delivered a completed duplexer design for consideration to our first customer.  Our design does not meet all the specifications in the development agreement, however, we believe our design delivers competitive performance and is competing with other products.  The customer is evaluating it, and there is no assurance that our design has acceptable performance and therefore will be used.  Even if it has acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, many of which are beyond our control.

On March 9, 2015, we announced a development project with a second customer for the design of our next single-band RF filter.  The goal of the project is to develop a new duplexer design for our customer to market to RF front-end manufacturers and mobile device OEMs.  The design, which is estimated to take less than a year to develop, is intended to replace a BAW (bulk acoustic wave) filter with a less expensive SAW (surface acoustic wave) filter. The customer has not committed to use the resulting design and terms for a license have not been finalized.

Resonant Inc. was incorporated in Delaware in January 2012. Resonant LLC was formed in California during May 2012. Resonant LLC commenced business in July 2012 with initial funding from our founders. Resonant Inc. acquired all of the outstanding membership interests of Resonant LLC in June 2013 in an exchange transaction, and Resonant LLC became a wholly-owned subsidiary of Resonant Inc. Resonant Inc. had been dormant until that time.

Our principal executive offices are located at 110 Castilian Drive, Suite 100, Goleta, California 93117, and our telephone number is 805-308-9803. Our website address is www.resonant.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus.

Our History

Our technology was originally pioneered by Superconductor Technologies Inc., or STI. STI commercialized discoveries in high temperature superconductors by developing unique RF filter technology and creating high performance RF filters for cellular towers. STI had a program from 2007 to 2010 to develop electronically tunable RF filters for mobile devices using surface acoustic wave, or SAW, filter technology. STI halted work on the RF filter program in 2010 in order to devote its resources to the development of high temperature superconducting wire.

Dr. Robert Hammond, STI’s Chief Technology Officer during the RF filter program, continued to believe in the potential of STI’s RF filter technology for mobile devices and championed its further development. Terry Lingren, then serving as Vice President of Engineering at Kyocera Communications, Inc., and Neal Fenzi, who was then serving as Chief Engineer at STI, joined Dr. Hammond to co-found Resonant.

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

We closed our initial public offering, or IPO, on June 3, 2014.  We issued 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014, our IPO Date.  The Securities and Exchange Commission, or SEC, declared effective a registration statement relating to these securities on May 28, 2014.

Effective upon completion of our IPO, our Senior Convertible Notes automatically converted into 2,087,667 shares of common stock, and our Subordinated Convertible Note automatically converted into 700,000 shares of common stock.

MDB acted as the sole underwriter for our IPO.  Simultaneous with the funding of the IPO, we issued the underwriter a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant became exercisable on November 24, 2014 (180-days from the date of the underwriting agreement).  We refer to this warrant as the Underwriting Warrant.

Industry Background

Glossary

The following is a glossary of useful terms:

• Band, channel or frequency band—a designated range of radio wave frequencies used to communicate with a mobile device.

• Bulk acoustic wave (BAW)—an acoustic wave traveling through a material exhibiting elasticity.

• Duplexer—a bi-directional device that connects the antenna to the transmitter and receiver of a wireless device and simultaneously filters both the transmit signal and receive signal.

• Filter—a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.

• Resonator—a device that naturally oscillates (or resonates) at specific frequencies. The oscillations in a resonator can be either electromagnetic or mechanical (including acoustic). Resonators are the building blocks for filters.

• RF front-end—the circuitry in a mobile device responsible for the analog signal processing which is located between the antenna and the digital baseband.

• Surface acoustic wave (SAW)—an acoustic wave traveling along the surface of a material exhibiting elasticity, with an amplitude that typically decays exponentially with depth into the substrate.

The Mobile Internet

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RF front-ends for mobile devices. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the internet. According to Cisco, worldwide mobile data traffic will grow at a compounded annual growth rate of 57 percent from 2014 to 2019.  Cisco also reported that data traffic from wireless devices exceeded traffic from wired devices in 2014.

The exponential growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new RF spectrum, driving up the number of frequency bands in mobile devices. As a prime example, the AWS-3 spectrum auction conducted by the FCC, which closed on January 29, 2015, raised a record $44.9 billion for an additional 65MHz of spectrum in the United States.  Similar auctions are occurring worldwide.

Adding RF spectrum is not a complete solution. The added spectrum does not come in large contiguous blocks, but rather in small channels or bands of varying size and frequency. Thus, more data means more bands, and the result is a rapid and substantial increase in the number of bands in mobile devices.

Challenges Faced by the Mobile Device Industry

This substantial increase in frequency bands has created at least two significant problems. Both problems involve a critical front-end component called a filter. A filter selects a desired radio frequency signal and rejects unwanted signals. Two filters often are combined into a single component called a duplexer, which simultaneously selects both the transmit and receive signals of a mobile device. Today’s RF front-ends have multiple filters and duplexers, and they constitute a large percentage of the physical size and cost of the front-end. We believe that filters and duplexers will comprise almost half of the cost to the RF front-end market by 2017.

The first problem is that many of the new bands require filters and duplexers that use a relatively expensive BAW technology. Mobile device manufacturers would prefer to use SAW technology because of its lower cost and smaller size. However, conventional filter designs using SAW technology do not perform adequately in high frequency bands or in bands with closely spaced receive and transmit channels, typical of many new bands.

The second, and bigger problem, is that the rapid increase in bands is causing a corresponding increase in the number of filters and duplexers in mobile devices because traditional RF front-end solutions typically require one duplexer for each frequency band. For example, over the past two years the duplexer count in a leading smartphone increased from nine to twenty-three duplexers and corresponding large increase in the number of individual filters. This is dramatically driving up the cost of RF front-ends.

The growing number of duplexers is also increasing the total size of the RF front-end. In some cases, size constraints require the device manufacturer to fragment its product offering into multiple versions, each with a limited set of duplexers customized for just one carrier network. Multiple versions of a product increases manufacturing, inventory and distribution costs. Device manufacturers would prefer to make one version of a product containing a full set of duplexers that can be electronically selected as required for a particular carrier network.

Our Solutions

We plan to commercialize our technology by creating two families of filter designs that address these problems:

• Single-Band Designs—We plan to develop a series of SAW filter designs for RF frequency bands presently limited to the larger and more expensive BAW filters. We believe we can design innovative SAW filters that meet the performance requirements for many of these bands but at less than half the cost of BAW filter.  We completed our first single-band filter design (a duplexer) during the first quarter of 2015.

• Tunable Designs—We also plan to develop a series of tunable filter designs that can be electronically programmed in real time for different RF frequency bands. We believe our tunable filter designs will replace multiple filters and significantly lower the cost and size of RF front-ends.  We began development of a prototype tunable design in the fourth quarter of 2014 for demonstrating our value proposition to prospective customers.

Our Technology

Modern mobile devices utilize RF filters based on a design patented in 1931 by Lloyd Espenschied. The conventional design process starts with Espenschied’s ‘‘acoustic wave ladder’’ design—a single, fixed topology. Other RF filter engineers presume the ladder design offers the best topology and do not explore alternative structures. Their focus is on incremental optimization of this single design. Consequently, the current design process has not bred any fundamentally new structures.

In addition, we believe better designs have eluded RF engineers because exploring the countless alternative structures presents a series of intractable mathematical and design problems. We have used ISN in a laboratory setting to solve those problems and demonstrate that many alternative and superior designs exist. Our design process starts at the beginning by efficiently finding and analyzing a series of potentially viable design structures. We believe it’s possible with our ISN technology to find multiple, viable design structures for any given set of design parameters. We then use our ISN technology to analyze the trade-offs in performance, cost and size to determine the optimal structure for a specific function. Our ISN technology enables us to find the best solution from among the countless possible structures for any given design problem.

ISN is systematic process that employs a comprehensive suite of patented and proprietary circuit design methods and tools to create filters. Our process starts from the ground up and is not limited to the prevailing design.  We use ISN to develop new classes of design that have eluded other RF engineers. We have had filters manufactured at high volume fabrication facilities with competitive performance, but our designs have not yet been selected for commercial production by any customer.

We believe ISN-developed filter designs will disrupt the RF front-end market through the following advantages:

•                  Significant cost reductions;

•                  Smaller size;

•                  Fewer components; and

•                  Improved performance.

We believe our ISN technology will generate designs that can be manufactured entirely with existing components and existing high-volume fabrication processes.

RF Front-Ends

Mobile devices are two-way communication devices that work by transmitting and receiving digital information encoded as analog RF signals between the mobile device and a cellular base station. Every mobile device has a digital baseband system and an analog RF front-end.

The RF front-end is responsible for the analog signal processing required to transmit and receive RF signals between the mobile device and the cellular base station. The RF front-end is generally defined as the circuitry between the antenna and the digital baseband system. The RF front-end performs the following functions:

•                  Amplification of low-level signals (for both the transmitted and received signals);

•                  Filtering to select and isolate the signals to meet performance requirements and to prevent interference; and

•                  Transmitting and receiving those signals to and from the cellular base station via the antenna.

The RF front-end is a critical part of the mobile device. Trade-offs in overall system performance, power consumption, and size are determined between the RF front-end and the baseband system. On the receive side, the RF front-end sets the stage for what digital bit-error-rate performance is possible at final bit detection. It is here that the receiver can, within limits, be designed for the best potential signal to noise ratio. And on the transmit side, the power amplifier is still one of the largest consumers of battery life. Making better decisions here can greatly improve a device’s single-charge longevity or, conversely, allow for a smaller battery with equivalent performance.

The Challenge

Moore’s Law predicts that transistor density on integrated circuits will double approximately every two years, and the digital baseband of mobile devices has improved exponentially as predicted by Moore’s Law. However, major improvements to the analog RF front-end have been limited by existing filter technology, with only incremental updates to decades-old practices. Consequently, the RF-front end is taking up an ever-growing share of the cost and size of mobile devices. As the number of bands continues to increase, so will the cost of wireless components using today’s conventional RF technology.

Many mobile devices sold today operate on ‘‘fourth generation’’ wireless technology, or 4G. There are nearly fifty 4G bands recognized worldwide today, and the list is growing. Under traditional design methods, this requires duplication of many of the RF components since many of them will only work on a single band. The RF front-end gets more complex as more bands are added.

This complexity presents a significant challenge to the RF front-end. The RF front-end must meet the growing data demands while reducing cost and size and improving battery life. Our solution involves a radically new approach to RF component design, enabled by our ISN technology. Four types of RF components dominate the size and cost of the RF front-end of mobile devices. We believe our ISN designs will enable our customers to combine three of them into a single, low-cost, multi-function and multi-band component.

Our Filter Designs

Filter design for communications dates back more than 100 years. The RF filter designs currently utilized in mobile devices have changed very little over the past century. The modern mobile device RF front-end has kept pace with increased demands primarily through dramatic progress in manufacturing methods for RF integrated circuits. However, filter design has lagged behind.

We plan to change that with our ISN technology. Our ISN technology enables a fundamentally new filter design process. The current transmit filters are merely optimized versions of Espenschied’s ubiquitous ‘‘acoustic wave ladder’’ used in today’s mobile devices. Countless alternative designs are possible, but RF engineers lack the technology to effectively generate viable alternative structures.

By contrast, our universal approach starts from the beginning by finding and evaluating a set of alternative structures. ISN makes possible an approach that allows components to be moved, even eliminated or added, in order to achieve a particular set of specifications. We have created several proprietary RF circuit design methodologies, which are supported by dozens of custom software circuit design modules. The conventional Espenschied structure uses a fixed topology and allows only minor optimization. Our approach exploits added complexity to produce what we believe will be smaller, lower cost solutions.

We have used our ISN technology to produce filter designs that are different from and superior to the conventional filter designs. Our designs have improved performance in terms of the key parameters of loss and steepness of rejection.

Even more significantly, the mobile device industry has long sought the ability to design tunable filters capable of processing multiple bands. The conventional approach is to use a different filter for each band and use an antenna switch to alternate between multiple filters. The goal of a tunable filter is to replace multiple filters with a single tunable filter, saving both cost and valuable space. Our ISN technology has enabled us to produce in a laboratory setting tunable designs that operate in multiple bands.

We have produced a design in a laboratory setting for a two-band SAW filter electronically tunable between two alternate bands. Circuitry was fabricated and performed as predicted. The design incorporates SAW resonators, non-resonant components and switches to create a tunable SAW filter that can be adapted to each of the frequency bands. This demonstrated the feasibility of reusing the same set of resonators to create multiple passbands. We believe that a 3-band tunable filter offers sufficient advantages in terms of cost and size to be a commercially viable product. We plan to use the same ISN process to create tunable filters for more than two bands. We cannot assure investors that we will be successful in designing commercially viable filters with 2 or more passbands.

Plan of Commercialization

Single-Band Designs

SAW filters are preferred in modern RF front-ends because of their high performance, small size and low cost. However, traditional SAW filter designs, as well as the new “temperature compensated” (or TC) SAW filter designs, do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, larger and more expensive BAW filters are typically used for these bands.

We have demonstrated in a test environment our ability to design SAW filters that perform well in frequency bands presently limited to the larger and more expensive BAW filters. Our designs avoid some of the limitations of traditional designs. For example, traditional designs are inherently symmetric, and most specifications are inherently asymmetric. Our flexible ISN approach allows us to create asymmetric designs that more closely match the typical performance specifications. We plan to develop a series of SAW duplexer designs for these frequency bands. We believe we can design SAW duplexers for many of these bands that can be manufactured at less than half the cost of BAW duplexers.  We also believe our designs will be competitive with TC SAW filters, a growing trend in the filter market.

There is a rapidly growing need for duplexers. According to Navian, the market for RF front-end duplexers in mobile devices was $1.8 billion in 2013 and is forecasted to reach $3.3 billion by 2017. This represents a compound annual growth rate of approximately 16%.

Figure 1—Projected growth of the market for RF front-end filters in mobile devices from 2013 through 2017 (in billions of filters). Source: Navian.

Tunable Designs

We plan to develop a series of tunable filter designs that replace multiple filters. Our initial designs are likely to use SAW filters and build on our expertise in SAW filter technology. We have fabricated circuitry in a laboratory test that demonstrates the feasibility of our tunable filter designs. We believe we can design tunable filters that can be electronically reprogrammed in real time for different RF frequency bands, significantly lowering the cost and size of RF front-ends.

We have ongoing discussions with several prospective customers for the design of tunable filters with the goal of securing a lead customer.  We began development in the fourth quarter of 2014 of a prototype tunable filter for demonstrating our value proposition to prospective customers.

According to Navian, the market for RF front-end filters in mobile devices (including duplexers) was $2.7 billion in 2013 and is forecasted to reach $5.2 billion by 2017. This represents a compound annual growth rate of approximately 18%.

Figure 3—Projected growth of the market for RF front-end filters in mobile devices (including duplexers) from 2013 through 2017 (in billions of dollars). Source: Navian.

Future Designs

Our immediate focus is to address the problems in the RF front-end with innovative single-band and tunable designs made possible with our ISN technology. These designs present the greatest near-term potential for commercialization of our ISN technology. We expect the trend towards spectrum proliferation in addition to carrier aggregation will require complex filter multiplexing. We believe our ISN technology will enable cost effective designs for these applications.

Our First Commercial Duplexer Design

We are developing our first filter design, a duplexer, for our first customer.  We are funding our portion of the development work and will own our duplexer design and all related intellectual property. Our customer is funding certain costs and devoting engineering resources to testing and qualification.  The customer is an innovator in high performance analog semiconductors and a leading supplier of RF front-ends for mobile devices. We have started with fixed band designs because we believe it gives us the opportunity to quickly demonstrate our ISN process.

We recently delivered a completed duplexer design to our first customer for consideration.  Our design does not meet all the specifications in the development agreement, however, we believe our design delivers competitive performance and is competing with other products.  The customer is evaluating our design, and there is no assurance that it has acceptable performance and therefore will be used.  Even if it has acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, many of which are beyond our control.  There is no assurance that our design will be selected by the customer for use in its products.

The customer has an option to license the filter design at already agreed-upon royalty rates. We will own our duplexer design and all related intellectual property. The terms of the license would give the customer exclusivity on our filter designs for a limited time on the relevant duplexer band. The exclusivity will not affect our ability to design filters in other bands.

Business Model

We believe licensing our designs is the most direct and effective means of delivering our solutions to the market. Our target customers make part or all of the RF front-end. We intend to retain ownership of our designs and charge royalties based on sales of RF front-end modules that incorporate our designs. We generally do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee. Our strategy is to develop and license filter designs that offer improvements in cost, size and performance of RF front-ends. The goal of our designs is to improve profit margins and increase market share for our customers.

We will license specific, custom designs to our customers. Our plan is to charge royalties at a fixed amount per filter and not as a percentage of sales. We expect to generate substantially all of our revenues with these types of licensing arrangements. Each filter design and related royalty stream is expected to have a finite commercial life as mobile devices continue to evolve. Our plan is to offer our customers replacement designs as existing designs become obsolete.

We anticipate a significant delay between the start of a design and the start of royalty payments under a particular license. In some cases, we may grant the customer a limited period of exclusivity on a specific design or frequency band to enable the customer to be the first to market with the design. We do not expect any of these exclusivity provisions to have any long-term duration nor prevent us from concurrently working on filter designs in other bands for other customers.

We have advantages that we believe present significant barriers to entry for potential competitors:

•                  a large and growing portfolio of patents;

•                  a suite of proprietary software design tools;

•                  a highly experienced design team; and

•                  a multi-year technology lead.

We plan to pursue filter design projects with potential customers and other strategic partners. These types of arrangements may subsidize filter design costs, as well as offer complementary technology and market intelligence. However, we intend to retain ownership of our technology, designs and related improvements. Our goal is to establish and leverage alliances with new customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, thus combining their own particular strengths with ours to provide an extensive array of Resonant-based solutions.

Our products will be designed for manufacture with existing high-volume fabrication processes allowing rapid time to market, but we do not plan to manufacture or sell any physical components. Unlike a traditional manufacturing company, we intend to create designs for manufacturers eliminating for us the costs and problems associated with manufacturing and inventory. This allows us to concentrate on our unique expertise, leaving the hardware manufacturers to drive their own economies of scale.

Intellectual Property

We have an active program of protecting our proprietary technology through the filing of patents. Our patent portfolio reflects both the initial technology contribution of STI, as well as our own patent filings since our founding. We have plans to file additional patents this year.

Our patent portfolio comprises more than 50 issued and pending patents. Our patent portfolio relates primarily to the following subject matter:

•                  filter circuit structures and topologies;

•                  filter synthesis and design methods; and

•                  resonator structures.

We also have an active and ongoing program to identify, protect and commercialize our intellectual property. This program includes the development of a comprehensive patent strategy. We routinely use specialized outside firms to assist in these endeavors. These firms assist with invention identification, intellectual property strategy and competitive landscape analysis.

Our research has not identified any public information, such as patents or published articles, relating to our technology that would affect our freedom to operate. However, there can be no assurance that our pending patent applications or any future patent applications will be approved or will not be challenged successfully by third parties, that any issued patents will protect our technology or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that have been or may be issued to us.

We also rely on trademark, copyright and trade secret laws to protect our intellectual property. We have registered U.S. trademarks for ‘‘Resonant,’’ ‘‘ISN” and “Integrated Synthesized Networks.’’ We protect our trade secrets and other proprietary information by requiring confidentiality agreements from all our employees, consultants and third parties having access to such information. Despite these efforts, there can be no assurance that others will not gain access to our trade secrets, or that we can meaningfully protect our technology. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, there can be no assurance that such measures will be successful.

Competition

Our potential customers typically source their filter designs internally from their own engineers. We intend to offer our customers filter designs that we believe do not currently exist. Our competitive challenge is to convince customers that our unconventional, proprietary designs offer significant size, cost and performance advantages over any design they can produce themselves or procure from a filter manufacturer.

Thus, we will ‘‘compete’’ indirectly with the existing filter designs and design capabilities of our target customers or their filter manufacturers. These companies include, among others, Skyworks Solutions Inc., Qorvo, Inc., Avago Technologies Limited, Murata Manufacturing Co., Ltd., TDK Epcos and Taiyo Yuden. We must demonstrate that switching from their designs to our designs will give them a significant competitive advantage by improving the cost, size and performance of their products, and the improvement must be large enough to justify our royalty rates.

We believe that all previous attempts to produce tunable filters have focused on varying the frequencies of the resonators by changing their capacitance. This is traditionally performed by incorporating variable capacitors or switched capacitors into the resonator. This approach has proven unsuccessful at meeting the performance requirements of the RF front-end market. ISN technology avoids this problem because it does not require varying any aspect of the resonators. However, several RF devices are in development that may improve the ability to vary the frequencies of the resonators. These include digitally-switched capacitors, MEMS (micro-electro-mechanical) tuned capacitors, BST (barium strontium titanate) tuned capacitors, and MEMS RF switches. Thus, these previous attempts to produce tunable filters may become more competitive than they are today.

Some companies are exploring pure digital solutions as alternatives to tunable filters. Pure digital solutions advance steadily, as predicted by Moore’s Law. As a result of the many decades of this progress to date, a great many traditionally analog tasks are now handled digitally. However, RF front-end analog tasks represent a much more demanding challenge. One of the most significant challenges is the large dynamic range, which means simultaneously processing a transmit signal power up to 100 trillion times larger than the receive signal power inside a small, mobile device. Digital solutions have advanced significantly, but they still have dynamic ranges thousands of times smaller than required.

Employees

We have twenty-two employees.  Our three founders divide their time between filter designs and administrative matters.  We have twelve other employees on our technical staff and seven employees devoted to finance, marketing and administrative matters.  We also use several outside consultants.

ITEM 1A.               RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

We are a have a history of operating losses and we may never achieve or maintain profitability.

We have a limited operating history and only a preliminary business plan upon which investors may evaluate our prospects.  We have never generated revenues and we have a history of losses from operations.  As of December 31, 2014, we had an accumulated deficit of $21.2 million.  Our principal sources of liquidity consist of existing cash balances and investments of $13.8 million.  We believe our current resources will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization and we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.  No assurance can be given that any form of additional financing can be obtained, that the terms of such financing will be acceptable or that such financing would not be dilutive to existing stockholders.  Thus, our ability to achieve revenue-generating cash flows and, ultimately, achieve profitability may depend on whether we can obtain additional capital when we need it and will depend on whether we complete the development of our technology and find customers who will license our designs.  There can be no assurance that we will ever generate revenues or achieve profitability.

We may not be able to complete a design that meets our first customer’s specifications.  Even if we succeed in developing a design that meets all the specifications for our customer, the customer could decline to use our design in its product.  Further, our customer’s product could fail in the marketplace.  Any of these events would have a material adverse effect on our business and potentially threaten our viability.

We are currently working on a filter design for our first customer, and the customer has given us stringent performance specifications.  We will also compete against other technologies for inclusion into the customer’s product.  Our customer’s final product will then compete against other products and technologies for inclusion into mobile devices in the marketplace.  There can be no assurance that we can complete our design or that our final design will have acceptable performance and meet our customer’s specifications.  The decision to use our design is solely within our customer’s discretion.

We have delivered a completed duplexer design for consideration to our first customer.  Our design does not meet all the specifications in the development agreement, however, we believe our design delivers competitive performance and is competing with other products.    The customer is evaluating it, and there is no assurance that our design has acceptable performance and therefore will be used.  Even if it has acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, many of which are beyond our control. Further, if selected for inclusion in its product by our customer, there is no guarantee that its final product will win out over its competition for inclusion into mobile devices.  Either failure (to be selected at the design stage or the device stage) would have a material adverse effect on our business and potentially threaten our viability.

We are required to fabricate test samples of the duplexer designs for our first customer using a customer-approved manufacturer, and the customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the duplexer design in large volumes.

We believe our designs can be manufactured using existing technology, but we will be dependent on a single, customer approved manufacturer for the fabrication of our first duplexer design.  Even if we successfully design a fully compliant duplexer, the customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the design in large volumes.  We do not have any control over the manufacturer.  We cannot assure you that the manufacturer will have the necessary technology, skills and resources to successfully manufacture of our design in commercial quantities.

We are actively working on filter designs with only two customers and expect to derive all of our revenues from a small number of customers.  Our failure to retain or expand customer relationships will have an adverse effect on our revenues.

We are currently working on filter designs with only two customers.  Neither customer has agreed to license our technology, and they may decide not to continue their relationship with us.  We expect to derive our revenues from a small number of customers.  Our revenues may fluctuate significantly in the future should we develop our technology and enter into new customer relationships.  Our failure to retain or expand customer relationships, or any problems we experience in collecting receivables from them, would harm our financial condition and results of operations.

Our designs may not gain widespread acceptance unless they significantly lower costs as compared to existing radio frequency, or RF, filter designs.

RF front-end manufacturers are primarily concerned with the cost of RF filters, and our designs may not gain widespread acceptance unless they significantly lower costs as compared to existing RF filter designs.  We cannot assure you that our surface acoustic wave, or SAW, filter designs will cost sufficiently less to manufacture than existing bulk acoustic wave, or BAW, filters, or that our tunable filter designs can replace a sufficient number of conventional filter designs, to prove economically attractive to RF front-end manufacturers.

We develop and test our designs under laboratory conditions using low volume production samples.  Once in production, our designs may not perform as well or prove reliable due to manufacturing variations and operating conditions.  This could adversely affect our business.

We develop and test our designs under laboratory conditions using low volume production samples.  The transition from product development to commercial production requires high volume manufacturing which introduces product variations.  These variations can adversely affect performance and reliability.  Similarly, our designs may not perform as well or prove sufficiently reliable under actual operating conditions.  This could adversely affect our business.

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

We will be dependent on third-party manufacturers to produce our filter designs, and our revenues may be adversely affected if these manufacturers experience shortages of raw materials or breakdowns in production equipment.

We will be dependent on our prospective customers and their circuit suppliers to manufacture our designs.  We will have little or no control over the manufacturing process.  Manufacturing integrated circuits is inherently challenging.  The manufacturers must secure adequate supplies of raw materials, and they may encounter periodic shortages.  They must also operate and maintain sophisticated manufacturing equipment, and equipment failures can have adverse consequences on production volumes and schedules.  Either of these problems may adversely affect the timing and amount of our future revenues.

Our business success relies on manufacturers to fabricate our circuit designs, and market acceptance of our designs could be adversely affected if the manufacturers decline to manufacture our designs.

We are a design company and will not commercially manufacture any products.  Our business model contemplates licensing our designs to customers, who will manufacture our circuit designs themselves or rely on third party manufacturers, commonly referred to as fab houses, to fabricate our circuit designs for integration into the customer’s overall product.  Many fab houses offer potentially competitive filter technology as part of their standard product line or offer the services of in-house design teams which may consider us competition.  In this case, our customers may face resistance by their fab houses to manufacture our designs.  We believe the economics can be structured to make it attractive to the fab houses to manufacture our designs for our potential customers but we cannot be assured of the success in convincing them of the value of manufacturing our designs.  The reluctance of fab houses to manufacture our designs could adversely affect the market acceptance of our designs.

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

Our technologies have not been tested in a commercial setting or on a commercial scale.  There is no assurance that we will be able to fully develop or license our proposed designs on a timely basis, or at all.  There can be no assurance that we will be successful in developing commercially viable designs or obtaining revenues or that any revenues we may obtain will be sufficient for our operations to continue.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies.  Our principal sources of liquidity consist of existing cash balances and investments of $13.8 million.  We believe our current resources will provide sufficient funding for planned operations into the first half of 2016.  Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds.  If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends.  This may make it more difficult for us to obtain additional capital and to pursue business opportunities.  We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

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

We operate in an industry which is subject to intense and increasing competition and rapidly evolving technologies.  Because our designs are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands.  To compete successfully, we will need to demonstrate the advantages of our designs and technologies.

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

Our business model is based on licensing filter designs.  Historically, our target customers have relied on their own filter designs or purchased finished filters from a manufacturer.  They have not licensed third-party designs, and we may not succeed in our licensing strategy.  The failure of our business model would have a material adverse effect on our potential for generating revenues and potentially threaten our viability.

Our business model is based on licensing our proprietary filter designs.  We do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.  We believe licensing our designs is the most direct and effective means of delivering our solutions to the market. We intend to retain ownership of our designs and charge royalties based on sales of RF front-end modules that incorporate our designs.

Our target customers make part or all of the RF front-end.  These customers have historically used their own filter designs or purchased finished filters from a manufacturer.  Our business model is new to the filter industry, and we may encounter resistance to our licensing strategy.  The failure of our business model would have a material adverse effect on our potential for generating revenues and potentially threaten our viability.

If our principal end markets fail to grow or experience declines, our net revenue may not meet our business plan expectations.

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

Our customer agreements will likely include indemnity provisions and may expose us to substantial liability for intellectual property infringement and other losses.

Our customer agreements will likely will include indemnification provisions under which we agree to indemnify third parties for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our circuit designs, services, or other contractual obligations.  The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition.

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

•                  respond to evolving industry standards and government regulations that impact our business;

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of the services of any of the following would be material to us: Terry Lingren, our Chief Executive Officer; Robert Hammond, our Chief Technology Officer; and Neal Fenzi, our Chief Operating Officer.  We have no present intention of obtaining key-man life insurance on any of our executive officers or management.  Additionally, competition for highly skilled technical, managerial and other personnel is intense.  As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful.  If we fail to attract and retain the necessary technical and managerial personnel, our business may not grow, may suffer and might fail.

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

Risks Relating to the Securities Markets and Ownership of Our Common Stock

Two securities class action lawsuits have been filed against us and could have a material adverse effect on our business, results of operations and financial condition.

Two putative class action lawsuits were filed in March 2015 against the Company and certain of our members of the Board of Directors and executives, as described in Item 3-Legal Proceedings. These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations.  Although the Company denies the material allegations of both lawsuits and intends to defend vigorously both, defending the lawsuits could result in substantial costs.  No assurances can be given that the results of these matters will be favorable to us.  An adverse resolution of either of these lawsuits could have a material adverse effect on our results of operations and financial condition.  In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuits.  Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition.

We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure you that it will.  Further, as a result of this litigation the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors of Resonant.

The price of our common stock may be volatile and the value of your investment could decline.

Technology stocks have historically experienced high levels of volatility.  The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our common stock.  Factors that could cause fluctuations in the trading price of our common stock include the following:

•                  the progress, completion or failure of efforts to design our first commercial duplexer;

•                  a customer decision regarding incorporation of our first duplexer design into a commercial product;

•                  the loss of any customer relationship;

•                  the addition of a new customer relationship;

•                  mergers and acquisitions involving us, our customers or our competitors;

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

In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition.  The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.  Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities.  Two putative class action lawsuits were filed in March 2015 against the Company and certain of our members of the Board of Directors and executives, as described in “Item 3-Legal Proceedings.” In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuits.  Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, including when the “lock-up” or “market standoff” period ends, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  All of the shares of common stock sold in our initial public offering, as well as the shares issued on conversion of our Senior Convertible Notes, are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Subject to certain exceptions, the founders and other employees agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the underwriter before May 28, 2015 (12 months from the IPO).  When the lockup period expire, the founders and employees will be able to sell shares in the public market.  In addition, the underwriter may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the applicable lock-up period.  Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 33.77% of the outstanding shares of our common stock as of December 31, 2014.  As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a manner that is adverse to your interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenue of at least $1.0 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

We maintain our principal office, totaling approximately 5,500 square feet of office and laboratory space, in Santa Barbara, California under a lease that expires in July 2017 and provides us with an option for an additional three years. We lease an additional 1,800 square feet of office space in Burlingame, California under a lease that expires in November 2015 and provides us with an option for an additional two years. This facility is a satellite office and is used by several members of our technical team resident in the San Francisco Bay area.  We believe our current facilities will be adequate through the second quarter of 2015. We believe that suitable additional space will be available to accommodate our planned growth.

ITEM 3.                        LEGAL PROCEEDINGS

On March 17, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Paggos v. Resonant Inc., et al., No. 2:15-cv-01970-SJO-VBK. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s common stock between August 14, 2014 and February 26, 2015 (the “Paggos Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Paggos Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

On March 19, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Devouassoux v. Resonant Inc., et al., No. 2:15-cv-02054-JFW-VBK. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of the Company’s common stock between November 6, 2014 and February 26, 2015 (the “Devouassoux Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our financial well-being and prospects, our common stock traded at artificially inflated prices throughout the Devouassoux Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

We deny the material allegations of both the Paggos and Devouassoux actions and intends to defend vigorously both.

We are not party to any other legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Capital Market under the symbol ‘RESN” since May 29, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market:

	High	Low
Fiscal 2014
Second Quarter (from May 29, 2014)	$11.54	$7.25
Third Quarter	$8.24	$6.02
Fourth Quarter	$12.00	$4.93

On March 24, 2015, the last reported sale price of our common stock on the NASDAQ Capital Market was $8.63 per share.

Holders of Record

As of December 31, 2014, we had 107 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

During the fourth quarter of 2014, we issued a warrant to purchase 6,000 shares of common stock to an investor relations consultant which vests monthly over twelve months. The warrant has an exercise price of $6.50 and expires on September 30, 2018.  The consultant provided us with written representations confirming her status as an “accredited investor” under Regulation D and her intent to acquire the securities for her own account and not with a view to resale or distribution in violation of the Securities Act of 1933.  We did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933.  We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based on Regulation D and Section 4(2) of the Securities Act of 1933.

Use of Proceeds

On June 3, 2014, we closed our initial public offering of 3,105,000 shares of our common stock, which included 405,000 shares of common stock sold upon the full exercise of the underwriter’s overallotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-193552 and 333-196340), which were declared effective by the SEC on May 28, 2014. MDB Capital Group, LLC acted as the underwriter for the offering. The public offering price of the shares sold in the offering was $6.00 per share. The total gross proceeds from the offering to us were $18.6 million. After deducting underwriting discounts and commissions of $1.6 million and offering expenses payable by us of $0.8 million, we received approximately $16.2 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 29, 2014 pursuant to Rule 424(b) of the Securities Act.

ITEM 6.                        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Resonant is a late-stage development company creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We are using ISN to develop new classes of filter designs.

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

We are currently developing our first design, a duplexer, for our first customer, a leading manufacturer of RF front-ends for mobile devices.   Duplexers are two filters combined into a single component which simultaneously selects both transmit and receive signals.  Our customer has an option to license our duplexer design at already agreed-upon royalty rates upon completion.

We recently delivered a completed duplexer design to the customer for consideration.  Our design does not meet all the specifications in the development agreement, however, we believe our design delivers competitive performance and is competing with other products.  The customer is evaluating our design, and there is no assurance that it has acceptable performance and therefore will be used.  Even if it has acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, many of which are beyond our control.  There is no assurance that our design will be selected by the customer for use in its products.

On March 9, 2015, we announced a development project with a second customer for the design of our next single-band RF filter.  The goal of the project is to develop a new duplexer design for our customer to market to RF front-end manufacturers and mobile device OEMs.  The design, which is estimated to take less than a year to develop, is intended to replace a BAW (bulk acoustic wave) filter with a less expensive SAW (surface acoustic wave) filter. The customer has not committed to use the resulting design and terms for a license have not been finalized.

We were founded as Resonant LLC on May 29, 2012 (our inception date).  We commenced business on July 6, 2012 with initial contributions from our founders and Superconductor Technologies Inc., or STI.  The founders contributed $200,000 and agreed to work full-time without pay until we secured adequate funding. STI contributed a patent portfolio, software, equipment, temporary office space and an early version of the development agreement with our first customer.

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

We closed our initial public offering, or IPO, on June 3, 2014.  We sold 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014, our IPO Date.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

MDB acted as the sole underwriter for our IPO.  Simultaneous with the funding of the IPO, we issued the underwriter a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant is not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement).  We refer to this warrant as the Underwriting Warrant.

Our Senior Convertible Notes automatically converted into 2,087,667 shares of common stock effective upon the completion of the IPO.  We paid in cash the accrued interest of $404,000.  Similarly, our Subordinated Convertible Note automatically converted into 700,000 shares of common stock.  There was no accrued interest on this note.  The shares issued on conversion of the Senior Convertible Note were subject to a 180-day lockup that expired on November 24, 2014, and the shares issued on conversion of the Subordinated Convertible Note are subject to a 12-month lockup expiring May 28, 2015.

We have earned no revenue since inception, and our operations have been funded with the initial capital contributions and debt.  We have incurred accumulated losses totaling $21.2 million from inception through December 31, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and 2014, we had an Accumulated Deficit of $11.5 million and $21.2 million, respectively, and cash and cash equivalents of $3.3 million and $5.8 million, respectively. Additionally, as of December 31, 2014 we had $8.0 million in short-term investments.

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

We plan to pursue filter design projects with potential customers and other strategic partners.  These types of arrangements may subsidize filter design costs, as well as offer complementary technology and market intelligence and other avenues to revenue.  However, we intend to retain ownership of our technology, designs and related improvements.  We expect to pursue development of multiple designs for multiple customers, and grant each customer a royalty-bearing license to a specific design with some limited period of exclusivity.

We are using the net proceeds from our IPO for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes.  Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a late-stage, publicly-traded technology company.  We anticipate significantly increasing the number of employees this year. However, this is highly dependent on the nature of our development efforts and our success in commercialization.  We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts.  We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

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

We cannot assure you that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable.  We believe our current cash and investments of approximately $13.8 million will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization.  Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations.  If we cannot raise funds as and when we need them, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

Results of Operations

The consolidated statements of operations presented in our consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014.  Consequently, the fiscal year 2013 period combines the statements of operations of Resonant LLC and of Resonant Inc. as shown in the following table:

	Resonant LLC Period From January 1, 2013 to June 16, 2013	Resonant Inc. Period From June 17, 2013 to December 31, 2013	Total Fiscal Year 2013 Period
Revenue	$—	$—	$—
Operating Expenses:
Research and development expenses	195,403	926,095	1,121,498
General and administrative expenses	135,993	1,485,313	1,621,306
Depreciation and amortization	4,905	14,424	19,329
Total operating expenses	336,301	2,425,832	2,762,133
Operating loss	(336,301)	(2,425,832)	(2,762,133)
Other income (expense):
Interest income (expense), net	(199,961)	(1,355,425)	(1,555,386)
Fair value adjustments to warrant and derivative liabilities	—	(4,520,736)	(4,520,736)
Bridge warrant expense	(247,669)	(312,486)	(560,155)
Other income (expense)	—	(333)	(333)
Total other income (expense)	(447,630)	(6,188,980)	(6,636,610)
Loss before income taxes	(783,931)	(8,614,812)	(9,398,743)
Provision for income taxes	(800)	(1,256)	(2,056)
Net loss	$(784,731)	$(8,616,068)	$(9,400,799)

Comparison of the Years Ended December 31, 2013 and 2014

Research and Development.  Research and development expenses increased from $1.1 million in the year ended December 31, 2013, or 2013, to $2.9 million in the year ended December 31, 2014, or 2014.  The increase of $1.8 million is the result of the increased payroll, benefit costs, stock compensation expenses, consulting costs and development costs related to increased activity on our duplexer design under development.  There were no employees until late June 2013 when we completed the Senior Convertible Note financing and we have expanded our research and development employees to 13 as of the end of December 31, 2014.

General and Administrative Expenses.  General and administrative expenses increased from $1.6 million in 2013 to $2.9 million in 2014.  The increase of $1.3 million consists primarily of payroll and related expenses associated with increased staffing following our June 2013 financing and our June 2014 IPO.  The 2013 period consisted primarily of a non-cash charge of $716,000 for the fair value of the warrants issued for business consulting services.  The consulting services were completed in 2013, and therefore we did not incur similar charges in 2014.  Excluding the effect of the warrant charges from 2013, general and administrative expenses for 2014 increased by $2.0 million.  The increase was due primarily to increased payroll, benefit costs, D&O insurance, finance costs, stock compensation and accounting expenses.  We anticipate that our general and administrative expenses will continue to increase as a result of planned growth and the costs associated with operating as a public company.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $201,000 from $19,000 in 2013 to $220,000 in 2014 primarily as a result of our increases in fixed assets associated with our new corporate headquarters and increase in employees in 2014 and our investment in patents.

Interest Income.  Interest income increased by $28,000 from $1,000 in 2013 to $29,000 in 2014 primarily due to the increased cash balances from the net proceeds from the IPO. We expect interest income to increase modestly in 2015 as we earn interest on our increased cash balances.

Interest Expense.  Interest expense increased by $1.2 million, from $1.6 million in 2013 to $2.8 million in 2014.  The increase consists primarily of amortization and write-off of debt discounts and deferred financing costs due to the conversion of the convertible notes: $1.5 million for the Senior Convertible Notes, $151,000 for the Subordinated Convertible Note and $745,000 for the deferred financing costs.  We also incurred and paid $404,000 of interest on the Senior Convertible Notes for 2014. We repaid the Bridge Loans in June 2013.  The Senior Convertible Notes and the Subordinated Convertible Note were converted into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

Fair Value Adjustments to Warrant and Derivative Liabilities. We recorded all of our warrant and derivative liabilities at their fair value at issuance and adjusted the liabilities quarterly to reflect changes in their fair value.  Periodic adjustments to the fair value of these liabilities generated non-cash expense if they increased and non-cash income if they decreased.  The fair value of these liabilities may have fluctuated significantly from quarter to quarter until the IPO Date.  There was an increase of the fair value of the warrant and derivative liabilities as of December 31, 2013 resulting in non-cash cost of $4.5 million for 2013.  For 2014, the net fair value of all these liabilities increased resulting in non-cash expense of $2.0 million for 2014.  The increase in the fair value of these liabilities in 2014 is primarily due to our increasing share price and the related enterprise valuation.  Due to the expiration of the redemption and put option features included in the Bridge Loan Warrants, Financing Warrant and Consulting Warrant as of the IPO Date and the conversion of the Senior Convertible Notes upon the IPO which terminated the derivative liability, there will be no further fair value adjustments of such warrants and derivative liabilities in the future.

Warrant Expense.  We incurred bridge warrant expense of $560,000 in 2013 and none in 2014.  This represents the non-cash expense associated with the original issuance of the Bridge Loan Warrants in the first quarter of 2013 by Resonant LLC.  We repaid the Bridge Loans in June 2013.  Consequently, we did not incur any bridge warrant expense in 2014 and will not incur further expense for these warrants.

Other Income.  Other income consisted of a $1.2 million non-cash gain from the write-off of the derivative liability associated with our Senior Convertible Notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for 2014.  Consequently, we will not incur any further charges associated with fluctuations in the fair value of the derivative liability.

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

We had current assets of $13.9 million and current liabilities of $720,000 at December 31, 2014, resulting in working capital of $13.2 million.  This compares to a working capital deficit of $8.8 million at December 31, 2013.  The change in working capital is primarily the result of the net proceeds from our IPO and the related conversion of all outstanding notes to common stock.

Our principal sources of liquidity consist of existing cash balances and investments of $13.8 million.  We believe our current resources will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization.  There is no assurance that additional financing (public or private) will be available on acceptable terms or at all.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  The factors described above raise substantial doubt about our ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Cash Flow Analysis

The consolidated statements of cash flows presented in our consolidated financial statements represent the activities of (a) Resonant LLC, as predecessor company, for the period from January 1, 2013 to June 16, 2013, and (b) Resonant Inc., as successor company, for the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014.

Operating activities used cash of $162,000 for the period from January 1, 2013 to June 16, 2013, $1.9 million for the period from June 17, 2013 to December 31, 2013, and $4.6 million for the year ended December 31, 2014. The increase is primarily the result of increased expenses following our first financing in June 2013 and an increase in costs associated with being a public company. These cash uses were partially offset by non-cash related costs for stock-based compensation, fair value adjustments for the warrants and the derivative liability, amortization of deferred financing and debt discount costs.

Investing activities used cash of $76,000 for the period from January 1, 2013 to June 16, 2013, $321,000 for the period from June 17, 2013 to December 31, 2013, and $9.1 million for the year ended December 31, 2014. The increase of $8.7 million in 2014 consisted primarily of an $8.0 million investment of excess cash balances in a short-term debt instrument, the build-out of our new corporate headquarters, the purchase of equipment and computers due to the increase in employees in 2014 and our investment in patents.

Financing activities provide cash of $201,000 for the period from January 1, 2013 to June 16, 2013, $5.5 million for the period from June 17, 2013 to December 31, 2013, and $16.2 million for the year ended December 31, 2014. The 2013 figures are primarily the result of the net proceeds from the issuance of the Senior Convertible Notes in June 2013.  For 2014, cash provided by financing activities was primarily the result of the proceeds from our IPO of $18.6 million offset by $2.4 million in cash expended for IPO costs in 2014.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Contractual Obligations and Known Future Cash Requirements

Indemnification Agreements

In the ordinary course of business, we may enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) or consolidated statements of cash flows.

Operating Leases

We lease various office facilities, including our corporate headquarters in Santa Barbara, California and our office in Burlingame, California, under operating lease agreements that expire through July 2017. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments

As of December 31, 2014, our principal commitments consisted of obligations under the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease commitments	$411,000	$183,000	$228,000	None	None

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

On July 8, 2014, we invested in a debt security that we have classified as held-to-maturity as we currently meet the criteria for this debt investment classification. As of December 31, 2014, the amortized cost value is $7,999,553 with an unrealized gain of $19,889 and a fair value of $7,999,778. The debt security matured on January 5, 2015 and is a foreign debt obligation. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $19,664 for the year ended December 31, 2014 associated with this debt security. There were no debt securities in 2013.

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

The carrying amount of our warrant liabilities and our derivative liability related to the Senior Convertible Notes were marked to market each reporting date until the warrants and derivative liability were settled. Prior to the IPO Date, the fair value of the financing warrant liability and derivative liability were estimated using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our securities to trade in an active market. As of the IPO Date, the fair value of the remaining warrants and the financing warrant liability and derivative liability, were estimated using a Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. Our expected volatility was derived from the historical volatilities of several public companies in similar industries because we have limited information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. All of the warrant liabilities and the derivative liability are valued using level 3 inputs.

Prior to the IPO Date,  the determination of the value of our common stock, and for purposes of establishing the value of the warrants and derivatives related to the bridge financing, the senior convertible notes, the subordinated convertible notes and the consulting warrants, management considered several factors and the probability of achieving each one of them. The significant factors were (1) securing adequate funding to complete the single-band commercial surface acoustic wave, or SAW, duplexer design under the terms of the development agreement with our first customer; (2) developing a working duplexer product that meets the specifications of our first customer; and (3) our first customer exercising its licensing option if the duplexer product met its specifications. The probabilities for achieving each of these factors changed during the periods from January 31, 2013 to June 16, 2013 and December 31, 2013. These probabilities were affected by our ability to hire technical personnel to develop the technology and design the product, establish a management team to develop a business plan, secure financing, execute the business plan, and interact with our first customer to achieve the milestones contained in the development agreement with our first customer. As we made progress in each of these areas over the period from January 31, 2013 through December 31, 2013 the probability elements in each of these factors changed and increased. These increases resulted in higher valuations of our common stock and accordingly the values of the warrants and derivatives at each of these periods. Following the IPO Date, we used the current market value of our common stock to assist in determining the value of the warrants and stock options using the Black-Scholes option valuation model.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,000 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $51,000, and $745,000, respectively, for the period from June 17, 2013 to December 31, 2013 and for the twelve months ended December 31, 2014. There was no expense for the period January 1, 2013 to June 16, 2013.

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

Stock-Based Compensation—We account for stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use an option pricing model for estimating fair value at the date of grant. We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method. The fair value of non-employee restricted stock units awarded  are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as compensation expense in the period the related services are rendered.

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2014, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the period January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to December 31, 2013 and for year ended December 31, 2014, respectively.

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

Recently Issued and Adopted Accounting Pronouncements

Development Stage Enterprise—Effective June 2014 the FASB issued amendment 2014-10 for ASC Topic 915, Development Stage Entities. The amendment has eliminated the reporting distinction for development stage entities. We have adopted this amendment effective with our June 30, 2014 reporting period.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Resonant Inc.

We have audited the accompanying consolidated balance sheets of Resonant Inc. (the ‘‘Company’’), as of December 31, 2013 and December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows of Resonant LLC for the period January 1, 2013 to June 16, 2013, and of Resonant Inc. for the period June 17, 2013 to December 31, 2013 and the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resonant Inc. as of December 31, 2013 and 2014, and the results of operations and cash flows of Resonant LLC for the period January 1, 2013 to June 16, 2013, and Resonant Inc. for the period June 17, 2013 to December 31, 2013 and the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Los Angeles, California

March 26, 2015

PART I:  FINANCIAL INFORMATION

Item 1.       Financial Statements

RESONANT INC.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,338,979	$5,802,593
Prepaid expenses and other current assets	182,930	105,815
Investment held-to-maturity	—	7,999,553
Deferred finance costs	745,039	—
TOTAL CURRENT ASSETS	4,266,948	13,907,961

PROPERTY AND EQUIPMENT
Fixed assets	231,120	1,248,509
Less: Accumulated depreciation and amortization	(7,360)	(207,761)
PROPERTY AND EQUIPMENT, NET	223,760	1,040,748

NONCURRENT ASSETS
Patents and domain names, net	379,703	500,010
Other assets	11,782	14,656
TOTAL NONCURRENT ASSETS	391,485	514,666

TOTAL ASSETS	$4,882,193	$15,463,375

LIABILITIES AND STOCKHOLDERS’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,974	$222,893
Accrued expenses	163,375	145,785
Accrued salaries and payroll related expenses	13,504	314,889
Deferred rent, current portion	3,876	36,204
Derivative liabilities	5,056,502	—
Convertible notes	7,740,843	—
TOTAL CURRENT LIABILITIES	13,070,074	719,771

LONG-TERM LIABILITIES
Warrants	3,276,084	—
Deferred rent	—	53,665

TOTAL LIABILITIES	16,346,158	773,436

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 10,000,000 authorized and 999,999 outstanding as of December 31, 2013, and 47,000,000 authorized and 6,931,984 outstanding as of December 31, 2014	1,000	6,931
Preferred stock, $0.001 par value, none authorized or outstanding as of December 31, 2013, and 3,000,000 authorized and none outstanding as of December 31, 2014	—	—
Additional paid-in capital	1,000	35,880,183
Accumulated deficit	(11,465,965)	(21,197,175)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	(11,463,965)	14,689,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,882,193	$15,463,375

See Notes to Consolidated Financial Statements

RESONANT INC.

Consolidated Statements of Operations

	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to December 31, 2013	Resonant Inc. for the Year Ended December 31, 2014

REVENUES	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	195,403	926,095	2,947,485
General and administrative expenses	135,993	1,485,313	2,931,860
Depreciation and amortization	4,905	14,424	219,736
TOTAL OPERATING EXPENSES	336,301	2,425,832	6,099,081
OPERATING LOSS	(336,301)	(2,425,832)	(6,099,081)

OTHER INCOME (EXPENSE)
Interest and investment income	—	1,327	28,816
Interest expense	(199,961)	(1,356,752)	(2,807,862)
Fair value adjustments to warrant and derivative liabilities	—	(4,520,736)	(2,015,599)
Bridge warrant expense	(247,669)	(312,486)	—
Other income (expense)	—	(333)	1,163,772
TOTAL OTHER INCOME (EXPENSE)	(447,630)	(6,188,980)	(3,630,873)

LOSS BEFORE INCOME TAXES	(783,931)	(8,614,812)	(9,729,954)
Provision for income taxes	(800)	(1,256)	(1,256)
NET LOSS	$(784,731)	$(8,616,068)	$(9,731,210)

NET LOSS PER SHARE - BASIC AND DILUTED	$—	$(8.62)	$(2.16)

Weighted average shares outstanding — basic and diluted	—	999,999	4,510,242

See Notes to Consolidated Financial Statements

RESONANT INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

of Resonant LLC for the Period from January 1, 2013 to

June 16, 2013, and Resonant Inc. for the Period from June 17, 2013 to December 31, 2013 and the Year Ended December 31, 2014

	Class B Member’s		Class C Member’s		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Units	Capital	Units	Capital	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	500,000	$—	300,000	$46,351	—	$—	$—	$—	$46,351
Capital contributions	—	—	—	22,338	—	—	—	—	22,338
Sale of warrants	—	—	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	(68,689)	—	—	—	(716,042)	(784,731)
Balance, June 16, 2013	500,000	—	300,000	—	—	—	1,000	(716,042)	(715,042)
Exchange of Class C member’s units for subordinated note	—	—	(300,000)	—	—	—	—	(2,133,855)	(2,133,855)
Exchange of Class B member’s units for subordinated note	(500,000)	—	—	—	999,999	1,000	(1,000)	—	—
Sale of warrants	—	—	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	—	—	(8,616,068)	(8,616,068)
Balance, December 31, 2013	—	—	—	—	999,999	1,000	1,000	(11,465,965)	(11,463,965)
Sale of common stock in our initial public offering	—	—	—	—	3,105,000	3,105	18,626,895	—	18,630,000
Offering costs of our initial public offering	—	—	—	—	—	—	(2,388,026)	—	(2,388,026)
Reclassification of warrant liabilities	—	—	—	—	—	—	3,658,411	—	3,658,411
Conversion of convertible notes	—	—	—	—	2,787,667	2,787	9,397,213	—	9,400,000
Write-off of derivative liability upon conversion of notes payable	—	—	—	—	—	—	5,526,003	—	5,526,003
Vesting of restricted stock units	—	—	—	—	39,318	39	—	—	39
Sale of warrants	—	—	—	—	—	—	1,000	—	1,000
Stock-based compensation	—	—	—	—	—	—	1,087,278	—	1,087,278
Tax withholding on net exercise of stock-based awards	—	—	—	—	—	—	(29,591)	—	(29,591)
Net loss	—	—	—	—	—	—	—	(9,731,210)	(9,731,210)
Balance, December 31, 2014	—	$—	—	$—	6,931,984	$6,931	$35,880,183	$(21,197,175)	$14,689,939

See Notes to Consolidated Financial Statements

RESONANT INC.

Consolidated Statements of Cash Flows

	Resonant LLC Period from January 1, 2013 to June 16, 2013	Resonant Inc. Period from June 17, 2013 to December 31, 2013	Resonant Inc. for the Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(784,731)	$(8,616,068)	$(9,731,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,905	14,424	219,736
Amortization of deferred finance costs	200,000	1,351,085	2,404,196
Stock-based compensation	—	715,794	1,087,278
Non-cash rent expense	22,338	—	—
Non-cash investment income	—	—	(19,664)
Bridge warrant expense	247,669	313,352	—
Gain on extinguishment of derivative liability	—	—	(1,163,772)
Fair value adjustments to warrant and derivative liabilities	—	4,520,736	2,015,599
Changes in assets and liabilities:
Prepaids and other current assets	(108,722)	21,841	77,115
Other assets	—	(11,782)	(2,874)
Accounts payable	332,044	(293,922)	130,919
Accrued expenses	(75,489)	105,394	(17,590)
Accrued compensation	—	11,201	301,385
Other liabilities	—	3,876	85,993
Net cash used in operating activities	(161,986)	(1,864,069)	(4,612,889)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(231,120)	(1,017,389)
Expenditures for patents and domain names	(75,696)	(89,959)	(139,642)
Purchase of investment held-to-maturity	—	—	(7,979,889)
Net cash used in investing activities	(75,696)	(321,079)	(9,136,920)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	—	(100,000)	—
Proceeds from bridge loan	200,000	—	—
Payment of bridge loan	—	(200,000)	—
Proceeds from issuance of convertible note	—	7,000,000	—
Deferred financing cost	—	(1,154,235)	—
Proceeds from sale of common stock from the IPO	—	—	18,630,000
IPO costs	—	(75,000)	(2,388,027)
Proceeds from issuance of warrants	1,000	1,000	1,000
Payment of withholding tax on net exercise of stock-based awards	—	—	(29,550)
Net cash provided by financing activities	201,000	5,471,765	16,213,423
NET INCREASE (DECREASE) IN CASH	(36,682)	3,286,617	2,463,614
CASH — Beginning of period	89,044	52,362	3,338,979
CASH — End of period	$52,362	$3,338,979	$5,802,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$6,442	$413,754
Taxes	$—	$800	$800

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of subordinated note in exchange for Class C units	$—	$2,400,000	$—
Charge to equity for difference in fair value of subordinate note	$—	$2,133,855	$—
Debt discount in conjunction with senior note	$—	$266,144	$—
Debt discount in conjunction with senior note	$—	$329,886	$—
Debt discount in conjunction with senior note-derivative	$—	$2,005,015	$—
Conversion of senior note	$—	$—	$7,000,000
Conversion of subordinated note	$—	$—	$2,400,000
Extinguishment of derivative liability	$—	$—	$5,526,003
Reclassification of warrant liabilities to additional paid-in capital	$—	$—	$3,658,413
Issuance of common stock in exchange for Class B units	$—	$1,000	$—

See Notes to Consolidated Financial Statements

RESONANT INC.

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Santa Barbara, California.  We are the successor of Resonant LLC, a limited liability company formed on May 29, 2012 (our inception date).  We were incorporated on January 19, 2012 as a wholly-owned subsidiary of Superconductor Technologies Inc., or STI, and became an independent company on July 6, 2012.  As a result of an exchange transaction that occurred on June 17, 2013, the units of membership interest issued by Resonant LLC were exchanged for shares of our common stock, resulting in a change in the form of ownership of our Company.  The consolidated statements of operations presented in our consolidated financial statements represent the activities of Resonant LLC, as the predecessor company, for the periods from January 1, 2013 to June 16, 2013, and the activities of Resonant Inc., as the successor company, for the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014. The consolidated balance sheets presented in the consolidated financial statements represent the activities of Resonant Inc., as the successor company, as of December 31, 2013 and December 31, 2014.

We are creating innovative filter designs for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  We use a fundamentally new technology called Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  We are using ISN to develop new classes of filter designs.

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

We are currently developing our first design, a duplexer, for our first customer, a leading manufacturer of RF front-ends for mobile devices.  Duplexers are two filters combined into a single component which simultaneously selects both the transmit and receive signals.  Our customer has an option to license our duplexer design at already agreed-upon royalty rates upon completion.

We recently delivered a completed duplexer design to the customer for consideration.  Our design does not meet all the specifications in the development agreement; however we believe our design delivers competitive performance and is competing with other products.  The customer is evaluating our design, and there is no assurance that it has acceptable performance and therefore will be used.  Even if it has acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, many of which are beyond our control.  There is no assurance that our design will be selected by the customer for use in its products.

We were founded as Resonant LLC on May 29, 2012 (our inception date).  We commenced business on July 6, 2012 with initial contributions from our founders and Superconductor Technologies Inc., or STI.  The founders contributed $200,000 and agreed to work full-time without pay until we secured adequate funding. STI contributed a patent portfolio, software, equipment, temporary office space and an early version of the development agreement with our first customer.

The founders loaned us an aggregate of $200,000 during the first quarter of 2013, and we issued a series of warrants to the founders in connection with these loans.  We refer to the founder loans as Bridge Loans and the founder warrants as Bridge Loan Warrants.  We repaid the Bridge Loans in the second quarter of 2013.

We changed our form of ownership from a limited liability company to a corporation in an exchange transaction on June 17, 2013.  The founders exchanged all of their units and warrants of Resonant LLC for common stock and warrants of Resonant Inc.  STI exchanged all of its units of Resonant LLC for a $2.4 million subordinated convertible note of Resonant Inc., or Subordinated Convertible Note.  The Subordinated Convertible Note was scheduled to mature on September 17, 2014, was interest free, was secured by all of our assets and was subordinated to our senior convertible notes.  This note was converted into common stock in our initial public offering, or IPO.

We closed our first financing on June 17, 2013.  We issued $7.0 million of Senior Convertible Notes in a private placement.  The notes were to mature on September 17, 2014, bore interest at 6.0% per annum, were secured by all of our assets and would automatically convert into 2,087,667 shares of our common stock upon consummation of a qualified offering.  Interest was payable in cash or shares of common stock.  We paid a placement agent a commission of $700,000 and issued the agent warrants to purchase 208,763 shares of our common stock at an exercise price of $3.35 per share.  We also issued the placement agent a warrant to purchase 222,222 shares of our common stock for business consulting services at an exercise price of $0.01 per share. These notes were converted into common stock in our IPO.

Initial Public Offering

We closed an initial public offering, or IPO, of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014, or IPO Date.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

MDB Capital Group, LLC, or MDB, acted as the sole underwriter for our IPO.  Simultaneous with the funding of the IPO, we issued the underwriter a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share, which we refer to as the Underwriting Warrant.  The warrant was not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement).

Our Senior Convertible Notes automatically converted into 2,087,667 shares of common stock effective upon the completion of the IPO.  We paid in cash the accrued interest of $403,667.  Similarly, our Subordinated Convertible Note automatically converted into 700,000 shares of common stock.  There was no accrued interest on this note.  The shares issued on conversion of the Senior Convertible Notes were subject to a 180-day lockup which expired November 24, 2014, and the shares issued on conversion of the Subordinated Convertible Note are subject to a 12-month lockup expiring May 28, 2015.

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with capital contributions and debt.  We have incurred accumulated losses totaling $21.2 million through December 30, 2014.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2013 and December 31, 2014, we had an accumulated deficit of $11.5 million and $21.2 million, respectively, and cash and cash equivalents of $3.3 million and $5.8 million, respectively. Additionally, as of December 31, 2014, we had $8.0 million in short-term investments.

We completed an initial public offering in the second quarter of 2014 to raise additional capital.  Our principal sources of liquidity consist of existing cash balances and investments of $13.8 million.  We believe our current resources will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, derivative, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

Reclassifications—Certain amounts in the consolidated statement of operations for the period from June 17, 2013 to December 31, 2013 have been reclassified to conform to the current year presentation.

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

With respect to debt securities, when the fair value of a debt security classified as held-to-maturity or available for sale is less than its amortized cost, management assesses whether or not: (i) we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we must recognize as other-than-temporary impairment through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in net securities gains (losses).

For debt securities that do not meet the above criteria and are not expected to be recovered at the amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows management expects to recover. The discount rate is the effective interest rate implicit in the underlying debt security. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings and is included in net securities gains (losses). The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. For debt securities that have recognized as other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

On July 8, 2014, we invested in a debt security that we have classified as held-to-maturity as we currently meet the criteria for this debt investment classification. As of December 31, 2014, the amortized cost value is $7,999,553 with an unrealized gain of $19,889 and a fair value of $7,999,778. The debt security matured on January 5, 2015 and is a foreign debt obligation. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $19,664 for the year ended December 31, 2014 associated with this debt security. There were no debt securities in 2013.

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

The carrying amount of our warrant liabilities and our derivative liability related to the Senior Convertible Notes were marked to market each reporting date until the warrants and derivative liability were settled. Prior to the IPO Date, the fair value of the financing warrant liability and derivative liability (see Note 5 and Note 6) were estimated using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our securities to trade in an active market. As of the IPO Date, the fair value of the remaining warrants and the financing warrant liability and derivative liability, were estimated using a Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. Our expected volatility was derived from the historical volatilities of several public companies in similar industries because we have limited information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. All of the warrant liabilities and the derivative liability are valued using level 3 inputs (see Note 10 for the range of assumptions used).

Prior to the IPO Date,  the determination of the value of our common stock, and for purposes of establishing the value of the warrants and derivatives related to the bridge financing, the senior convertible notes, the subordinated convertible notes and the consulting warrants, management considered several factors and the probability of achieving each one of them. The significant factors were (1) securing adequate funding to complete the single-band commercial surface acoustic wave, or SAW, duplexer design under the terms of the development agreement with our first customer; (2) developing a working duplexer product that meets the specifications of our first customer; and (3) our first customer exercising its licensing option if the duplexer product met its specifications. The probabilities for achieving each of these factors changed during the periods from January 31, 2013 to June 16, 2013 and December 31, 2013. These probabilities were affected by our ability to hire technical personnel to develop the technology and design the product, establish a management team to develop a business plan, secure financing, execute the business plan, and interact with our first customer to achieve the milestones contained in the development agreement with them. As we made progress in each of these areas over the period from January 31, 2013 through December 31, 2013 the probability elements in each of these factors changed and increased. These increases resulted in higher valuations of our common stock and accordingly the values of the warrants and derivatives at each of these periods. Following the IPO Date, we used the current market value of our common stock to assist in determining the value of the warrants and stock options using the Black-Scholes option valuation model.

Operating Leases—We lease office space and research facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

Cash and Cash Equivalents—We consider all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—We maintain checking accounts at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account. Management believes we are not exposed to significant credit risk due to the financial position of the depository institution in which these deposits are held.

Property and Equipment—Property and equipment consists of leasehold improvements associated with our new corporate office, software purchased during the normal course of business, computer equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Long-lived assets, including software are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Intangible Assets Subject to Amortization—At December 31, 2013 and December 31, 2014, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,390 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $51,102 and $745,039 for the period from June 17, 2013 to December 31, 2013 and for year ended December 31, 2014, respectively. There was no expense for the period January 1, 2013 to June 16, 2013.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 730-10, Research and Development.

Stock-Based Compensation—We account for stock options in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. For stock options issued to employees and directors we use an option pricing model for estimating fair value at the date of grant. We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method. The fair value of non-employee restricted stock units awarded  are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as compensation expense in the period the related services are rendered.

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

The shares used to compute net loss per share represent the weighted-average common shares outstanding for the period June 17, 2013 to December 31, 2013 and for the year ended December 31, 2014. EPS is not presented for the period from January 1, 2013 to June 16, 2013 because we were a limited liability company.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	For the Period June 17, 2013 to December 31, 2013	For the Year ended December 31, 2014
Common stock warrants	680,984	1,039,484
Common stock options	—	491,200
Convertible debt	2,787,667	—
Total shares excluded from net loss per share attributable to common stockholders	3,468,651	1,530,684

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

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2013 and December 31, 2014, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the period January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to December 31, 2013 and for year ended December 31, 2014, respectively.

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

NOTE 3—PATENTS AND DOMAIN NAME

We acquired patents from STI as a result of an asset contribution, and recorded them at their carryover basis. In June 2013, when STI exchanged its membership interest in Resonant LLC for a subordinated convertible note, the only assets of Resonant LLC other than cash were patents. The fair value of the patents remained substantially the same as their carrying value at the exchange date. In addition, we acquired other patents and the domain name www.resonant.com through the normal course of business. Issued patents are amortized over their approximate useful life of 17 years, or 20 years in the case of new patents, once they are approved by their respective regulatory agency. For the patents acquired from STI, we are amortizing them over the remaining useful life of 2 to 14 years as of December 31, 2104. The domain name is amortized over the approximate useful life of 10 years. See the table below for a summary of patents (issued and pending) and domain name costs capitalized and amortized at December 31, 2013 and December 31, 2014:

Total
Balance at December 31, 2012	$226,018
Amortization	(11,969)
Legal fees for pending patents	143,949
Purchase of domain name	21,705
Balance at December 31, 2013	379,703
Amortization	(19,335)
Legal fees for pending patents	139,642
Balance at December 31, 2014	$500,010

Amortization expense for the patents issued and the domain name for each of the five fiscal years through December 31, 2019 and thereafter is estimated as follows:

Years ending December 31,
2015	$21,475
2016	21,475
2017	20,954
2018	20,780
2019	20,780
2020 and thereafter	148,424
Total amortization expense	$253,888

NOTE 4—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	2013	2014
Cost:
Computers, peripheral and scientific equipment	$23,659	$144,652
Software	136,668	463,821
Leasehold Improvements	—	283,014
Office furniture and equipment	33,377	174,953
Construction-in-process	37,416	182,069
	231,120	1,248,509
Less accumulated depreciation and amortization	(7,360)	(207,761)
Property and equipment, net	$223,760	$1,040,748

There was no depreciation expense for the period from January 1, 2013 to June 16, 2013. Depreciation expense for the period from June 17, 2013 to December 31, 2013 was $7,360, and for the year ended December 31, 2014 depreciation expense was $200,401. No property was disposed of in 2013 or 2014.

NOTE 5—BRIDGE LOANS, MEMBER LOAN AND CONVERTIBLE DEBT

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $403,667 was paid from the proceeds of the IPO. Additionally, the unamortized debt discount of $780,147 was fully amortized to interest expense for the year ended December 31, 2014.   Interest expense, excluding the unamortized debt discount write-off, was $379,362 for the period from June 17, 2013 to December 31, 2013 and was $727,601 for year ended December 31, 2014. There was no expense for the period from January 1, 2013 to June 16, 2013.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest. Additionally, the unamortized debt discount of $60,917 was fully amortized to interest expense for the year ended December 31, 2014. Interest expense, excluding the unamortized debt discount write-off, was $61,509 for the period from June 17, 2013 to December 31, 2013 and was $90,489 for the year ended December 31, 2014. There was no expense for the period from January 1, 2013 to June 16, 2013.

NOTE 6—WARRANT LIABILITIES

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

On June 17, 2013, in connection with our acquisition of all of the outstanding membership interests of Resonant LLC in an exchange transaction, the founders exchanged their Bridge Warrants to purchase an aggregate of 124,998 Class B units of Resonant LLC for Bridge Warrants to purchase an aggregate of 249,999 shares of our common stock at an exercise price of $0.20 per share. All other terms of the Bridge Warrants remained the same. We revalued the Bridge Warrants on June 17, 2013 to $400,000 using the Black-Scholes option valuation model with the following assumptions: exercise price of $0.20 per share; implied stock price of $3.23; expected volatility of 60%; expected dividend rate of 0%; risk free interest rate of 1.06%; and expiration date of 5 years. At each reporting period up through the IPO Date, any changes to the fair value of the Bridge Warrants were recorded in the consolidated statements of operations. (See Note 10).

Consulting Warrant, Financing Warrant and Underwriting Warrant

Upon consummation of our Senior Convertible Note financing, (see Note 5), for business consulting services provided by MDB, we issued to MDB a seven-year warrant to purchase 222,222 shares of our common stock at an exercise price of $0.01 per share, which we refer to as the Consulting Warrant. The Consulting Warrant is exercisable six months after the completion of our initial public offering and prior to June 15, 2020. We estimated the initial fair value of the Consulting Warrant to be $700,000 using the Black-Scholes option valuation model with the following assumptions: exercise price of $0.01 per share; implied stock price of $3.23; expected volatility of 68.8%; expected dividend rate of 0%; risk free interest rate of 1.57%; and expiration date of 7 years.  (See Note 2).

In addition, for placement agent services provided by MDB in connection with our Senior Convertible Note financing, we issued to MDB a seven-year warrant to purchase shares of our common stock, which we refer to as the Financing Warrant. The Financing Warrant is exercisable six months after the completion of our IPO and prior to June 15, 2020. The Financing Warrant is exercisable for a number of shares of our common stock equal to $700,000 divided by the Financing Warrant’s exercise price. Prior to consummation of our Qualified IPO, the exercise price is equal to $6,000,000 divided by the Fully Diluted Shares. Upon consummation of our Qualified IPO, the exercise price is adjusted to be equal to the conversion price of our Senior Convertible Notes. As the value of the Financing Warrant depended on future price movements of our equity, we estimated the fair value of the Financing Warrant at December 31, 2013 to be $700,000 using a Monte Carlo option-pricing model with the following assumptions: equity value of $20 million, different conversion prices for different scenarios, time to maturity of 6.5 years, volatility of 65.3% and risk free rate of 2.28%. (See Note 2).

In connection with the closing of our IPO, we also issued a third warrant to MDB related to their role as the sole underwriter for our IPO, we refer to this as the Underwriting Warrant.  We issued them a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant was not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement) and expires May 28, 2019. We estimated the fair value of the Underwriting Warrant at issuance date to be $901,185 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.00 per share, time to maturity of 5 years, volatility of 63.1%, zero expected dividend rate and risk free rate of 1.5%. (See Note 2).

In August 2014 and October 2014, we entered into an agreement with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at issuance date to be $119,238 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.91 per share, time to maturity of 3 years, volatility of 69.7%, zero expected dividend rate and risk free rate of 0.88%. Pursuant to the IR consultant agreement, in addition to monthly cash compensation of $5,000 per month, we issued to the IR consultant a 4-year consulting warrant, or IR Warrant, for the purchase of 6,000 shares of common stock that vests monthly over twelve months. The IR Warrant has an exercise price of $6.50 and expires on September 30, 2018. We estimated the fair value of the IR Warrant over the three monthly periods of vesting to be $7,821 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $6.00 - $11.62 per share, time to maturity of 4 years, volatility of ranges of 64.78% to 81.8%, zero expected dividend rate and risk free rate range of 0.95% to 1.1%. We recorded $57,502 of stock-based compensation related to the IR warrants during the year ended December 31, 2014 which was included in general and administration expense.

A roll-forward of warrant activity from January 1, 2013 to December 31, 2013 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2013	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of December 31, 2013
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
	680,984	—	—	680,984

A roll-forward of warrant activity from January 1, 2014 to December 31, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of December 31, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
IR consulting warrants	—	48,000	—	48,000
	680,984	358,500	—	1,039,484

(1)                                 The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

The fair value of the Bridge, Consulting, Financing and Underwriting warrant liabilities was $3.3 million at December 31, 2013. Due to the expiration of the redemption and put option features included in these warrants, the warrants are no longer included as liabilities after the IPO Date. During the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014, we recorded a loss of $1.5 million and $382,327, respectively, for the change in fair value of the warrants. There was no expense for the period from January 1, 2013 to June 16, 2013.

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

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT)

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

Resonant Inc. was organized on January 14, 2012 by STI but had not conducted any operations through June 16, 2013. The common stock originally issued to STI on formation was surrendered and cancelled in the exchange transaction pursuant to which Resonant LLC became our wholly-owned subsidiary. (See Note 1 and Note 6).

NOTE 8— STOCK-BASED COMPENSATION

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

Option Valuation

We have computed the fair value of options granted to employees and non-employees using the Black-Scholes option valuation model. The compensation costs of non-employee arrangements are subject to re-measurement at each reporting period over the vesting terms as earned. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to our lack of sufficient historical data. Since our stock has not been publicly traded for a sufficiently long period of time, we are utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within our industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Options to Employees and Consultants

During the year ended December 31, 2014, we granted incentive stock options for the purchase of 491,200 shares of our common stock to our employees and consultants. The options have an exercise price range of $5.79 per share to $8.06 per share with a term ranging from three years to ten years. The options vest over various periods, generally quarterly over sixteen quarters. The options had an aggregate grant date fair value of $2.0 million utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the year ended December 31, 2014 using the Black-Scholes option valuation model. The fair values of stock options granted for the year were estimated using the following assumptions:

Option Grants Awarded During the Year Ended December 31, 2014
Stock Price	$5.79 to $8.06
Dividend Yield	0%
Expected Volatility	56.6% - 82.2%
Risk-free interest rate	1.52% - 2.56%
Expected Life	4 to 7 years

Stock-based compensation expense related to stock options for both employees and consultants was $697,211 for the year ended December 31, 2014 and there was no expense for the year ended December 31, 2013. As of December 31, 2014, the unamortized portion will be expensed over a weighted average period of 3.2 years. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the year ended December 31, 2014, there was no forfeiture rate applied as there have not been any forfeitures since the grant of awards nor currently do we expect to incur any for those shares currently awarded.

Stock Option Award Activity

There were no stock options issued in 2013. The following is a summary of our stock option activity during the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Total Grant Date Fair Value
Outstanding, January 1, 2014	—	$—	$—	—	$—
Granted	491,200	6.29	4.14	9.42	2,033,709
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, December 31, 2014	491,200	$6.29	$4.14	9.42	$2,033,709

Exercisable, January 1, 2014	—	$—	$—	—	$—
Vested	142,895	6.02	4.01	9.41	573,691
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercisable, December 31, 2014	142,895	$6.02	$4.01	9.41	$573,691

The following table presents information related to stock options outstanding and exercisable at December 31, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$5.79 - 6.00	369,000	9.41	139,250
6.49 – 6.97	47,500	9.69	2,813
7.20 – 8.06	74,700	8.40	832
	491,200	9.41	142,895

As of December 31, 2014, there was $1,233,327 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded  are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. We recorded $332,563 of stock-based compensation related to the 174,500 restricted stock unit shares that were granted during the year ended December 31, 2014. Shares vested during the year ended December 31, 2014 were 43,233 shares of which 3,915 shares were surrendered by the employees for payment of payroll tax withholding liabilities.

A summary of restricted stock unit activity for the years ended December 31, 2014 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2014	—	$—
Granted	174,500	6.00
Vested	(43,233)	6.00
Cancelled	—	—
Outstanding at December 31, 2014	131,267	$6.00

As of December 31, 2014, there was $604,321 of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 1.6 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Total equity-based compensation cost recorded in the consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services, is allocated as follows:

For the year ended December 31, 2014
Research and development
Employees	$320,114
Non-employees	71,528
General and administrative
Employees and directors	413,733
Non-employees	224,399
$1,029,774

NOTE 9—COMMITMENT AND CONTINGENCIES

In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,101 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,154 and extended the lease term through July, 2017. We have a renewal option for an additional 3 year term. The original lease included a tenant improvement allowance of $72,160 and the amended lease included an additional tenant improvement allowance of $38,320. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2014. The capitalized costs are being amortized over the amended lease term through July 2017.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease has a two-year term, and rental costs of approximately $4,169 per month. We have a renewal option to extend the lease for two additional years.

Rent expense related to our facilities and equipment for the period January 1, 2013 to June 16, 2013 and the period June 17, 2013 to December 31, 2013 was $22,338 and $27,256, respectively, and was $128,322 for the year ended December 31, 2014.

Future minimum rent payments are as follow:

Years ending December 31,
2015	$183,402
2016	142,823
2017	84,931
Total minimum rent payments	$411,156

Legal Proceedings—As of December 31, 2014, we were not involved in, but may in the future be involved in, legal proceedings, claims and governmental investigations in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. As of December 31, 2013 and December 31, 2014, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the period from January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014 with respect to litigation or loss contingencies. (See Note 14 for an update.)

NOTE 10—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

Our common stock purchase warrants issued in conjunction with debt and consulting services are detachable, or free standing, instruments. In addition, we have recorded a derivative liability associated with the conversion feature in our Senior Convertible Note. We estimate fair values of these warrants and derivative liabilities utilizing Level 3 inputs for all classes of warrants and derivative liabilities issued. Other than the Financing Warrant and Senior Convertible Note derivative liability, we use the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. To determine the value of the Financing Warrant and Senior Convertible Note derivative liability, we used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. We determined that as the Financing Warrant and debt conversion can only be exercised upon the probability of satisfying a performance condition such as a Qualifying IPO or Fundamental Transaction, as provided for in the applicable instrument, and thus a closed-form model such as the Black-Scholes option valuation model would not be appropriate. (See Note 6).

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability during the period from June 17, 2013 to December 31, 2013:

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

We estimated the fair value of our warrants and Senior Convertible Note derivative at the time of issuance and subsequently remeasured the fair value using the Black-Scholes option valuation model or Monte Carlo option-pricing model as discussed above, at each reporting date through the IPO Date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. Under the Monte Carlo option-pricing model we estimated the fair value of the Senior Convertible Note derivative liability and Financing Warrant liability at the time of issuance and subsequent remeasurement dates considering the probability of achieving a milestone, the cost of capital, and the estimated time period the right would be outstanding. The estimates were based, in part, on subjective assumptions and could differ materially following the measurement date (see Note 6). Changes to these assumptions as well as our stock price on the reporting date could have had a significant impact on the fair value of the warrant liabilities until the IPO Date.

As a result of the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, under accounting rules, these warrant liabilities are no longer classified as liabilities. There are no warrant liabilities or other liabilities to be measured at fair value on a recurring basis as of December 31, 2014.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at January 1, 2013	$—	$—
Issuance of warrant and derivative liabilities	1,806,701	2,005,015
Change in fair value	1,469,383	3,051,487
Balance at December 31, 2013	$3,276,084	$5,056,502
Issuance of warrant and derivative liabilities	—	—
Change in fair value	382,327	1,633,272
Write-off due to conversion and IPO	(3,658,411)	(6,689,774)
Balance at December 31, 2014	$—	$—

(1)                                 The change in the fair value of the warrants was recorded as a reduction to other income in the consolidated statement of operations of $1.5 million and $382,327 for the period June 17, 2013 to December 31, 2013 and the year ended December 31, 2014, respectively. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million to additional paid-in capital in the consolidated balance sheet as of December 31, 2014.

(2)                                 The change in the fair value of the senior convertible note derivative liability was recorded as a reduction to other income (expense) in the consolidated statement of operations of $3.0 million for the period from June 17, 2013 to December 31, 2013. The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.6 million to other income in the consolidated statement of operations for the year ended December 31, 2014.

NOTE  11—INCOME TAXES

On May 29, 2012, we adopted ASC 740. There was no cumulative effect recorded as a charge to retained earnings from the adoption of ASC 740-10 for uncertain tax positions.

The income taxes by jurisdiction consist of the following for the period from January 1, 2013 to June 16, 2013, the period from June 17, 2013 to December 31, 2013 and for the year ended December 31, 2014:

	Resonant LLC From the period January 1, 2013 to June 16, 2013	Resonant Inc. From the period June 17, 2013 to December 31, 2013	Resonant Inc. For the Year ended December 31, 2014
U.S. federal
Current	$—	$—	$—
Deferred	—	—	—
Total U.S. federal	—	—	—
U.S. state and local
Current	800	1,256	1,256
Deferred	—	—	—
Total U.S. state and local	800	1,256	1,256
Total income taxes	$800	$1,256	$1,256

Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following for the period from January 1, 2013 to June 16, 2013, the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014:

	Resonant LLC From the period January 1, 2013 to June 16, 2013	Resonant Inc. From the period June 17, 2013 to December 31, 2013	Resonant Inc. For the Year ended December 31, 2014
Expected income tax expense	$—	$(2,929,037)	$(3,308,184)
State income tax (benefit), net of federal benefit	800	557	829
Valuation Allowance	—	2,693,235	2,868,159
Permanent Differences:
Change in Fair Market Value — Financing Warrant Expenses	—	431,771	129,992
Other	—	1,437	146,715
Interest Expenses — Disqualified Debt	—	25,074	514,466
Research & Development Credit	—	(34,178)	(168,576)
Adjustment to Deferred Taxes	—	—	(182,145)
Change of tax stats	—	(187,603)	—
Total provision for income taxes	$800	$1,256	$1,256

For the period from January 1, 2013 to June 16, 2013, the period from June 17, 2013 to December 31, 2013 and the year ended December 31, 2014, income tax expense was $800, $1,256, and $1,256, respectively. Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following as of December 31, 2013 and December 31, 2014:

	Resonant Inc.
	From the period June 17, 2013 to December 31, 2013	For the Year ended December 31, 2014
Deferred tax assets—current:
Accrued Expenses	$64,220	$2,719
Accrued Payroll	—	6,517
Deferred Rent	1,543	35,933
Less: Valuation Allowance	(65,763)	(45,169)
Total current assets	—	—
Deferred tax assets—long term:
Fixed assets	45,386	—
Intangibles	30,486	778,742
Organization Cost	19,905	16,793
Start-up Expenditures	244,539	1,690,555
OID—Consulting Warrant	636,646	—
Research & Development Credit	57,004	492,357
Derivatives	1,497,550	—
Net Operating loss	583,117	1,374,431
Stock Compensation	—	140,192
New Jobs Credit	—	6,931
Less: Valuation Allowance	(3,104,539)	(4,474,825)
Total long-term assets	10,094	25,176
Total deferred tax assets	10,094	25,176

Deferred tax liabilities—current:	—	—
Total current liabilities	—	—
Deferred tax liabilities—long term:
Fixed Assets	—	(25,176)
OID—Financing Warrant	(10,094)	—
Total long-term liabilities	(10,094)	(25,176)
Total deferred tax liabilities	(10,094)	—
Net deferred tax assets	$—	$—

We recorded a full valuation allowance against our net deferred tax assets at December 31, 2013 and December 31, 2014. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. For the period from December 31, 2013 to December 31, 2014, the valuation allowance increased by $1,349,692.  This net increase included a decrease in valuation allowance of $2,209,541 due to the reversal of the deferred tax asset associated with Derivatives, which were recorded to additional paid-in capital during the year.

For operations through June 17, 2013, we were treated as a partnership for federal and state income tax under the entity classification domestic default rules. Our losses passed through to the partners who receive the tax benefit.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $3.5 million and state net operating loss carryforwards of approximately $3.5 million. The federal net operating loss carryforwards will begin to expire in 2033, and the state net operating loss carryforwards will begin to expire in 2033. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Internal Revenue Code, occurs in the future.  In the event a change of ownership occurs, it will limit the annual usage of the carryforwards in future years.  Management believes that certain changes in control have occurred which resulted in limitations on our net operating loss carryforwards; however, management has determined that these limitations will not impact the ultimate utilization of the net operating loss carryforwards.

We recognize interest and penalties related to income tax matters in income taxes, and there were none during the period from June 17, 2013 to December 31, 2013 and for the year ended December 31, 2014.

The adoption of ASC 740 guidance required us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. We have no significant uncertain tax positions for the period from June 17, 2013 to December 31, 2013 and for the year ended December 31, 2014.

Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of future audits conducted by domestic tax authorities. We operate within federal and state taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.  We are currently not being examined by any tax authorities.

The following table sets forth the changes in the valuation allowance, for all periods presented:

Valuation Allowance
Balance at January 1, 2013	$—
Additions	3,170,302
Balance at December 31, 2013	3,170,302
Additions	1,349,692
Balance at December 31, 2014	$4,519,994

NOTE 12—RELATED PARTY TRANSACTIONS

We rented office space from STI at a rate of $3,723 per month pursuant to a month-to-month lease from July 2013 to March 2014. In addition, we received free rent from STI as we used office space owned by STI from July 2012 to June 2013. We recorded the cost of the free rent as a capital contribution from STI, the holder of Class C units with a corresponding charge to rent expense. The amount of the free rent charged to expense was $22,338 for the period from January 1, 2013 to June 16, 2013. Total rent expense recorded for STI for the period from January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to December 31, 2013 was $23,338 and $23,336, respectively and was $5,411 for the year ended December 31, 2014. We began paying rent to STI upon completion of our Secured Convertible Note financing. There were no other related party transactions in 2013 or 2014.

NOTE 13—EMPLOYEE BENEFIT PLAN

We have a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. We did not make any matching contributions to the plan for the period from January 1, 2013 to June 16, 2013 and the period from June 17, 2013 to December 31, 2013 though we did contribute an additional $12,282 related to discrimination testing funding requirements. We recorded matching contributions to the plan of $104,936 for the year ended December 31, 2014.

NOTE 14—SUBSEQUENT EVENTS

In March 2015, two putative class action lawsuits were filed against the Company and certain of our members of the Board of Directors and executives, as described in Item 3-Legal Proceedings.  Although the Company denies the material allegations of both lawsuits and intends to defend vigorously both, defending the lawsuits could result in substantial costs beyond our current insurance coverages. We have not recorded a reserve or expense for these lawsuits due to the early nature of the lawsuits.

We evaluated subsequent events through March 26, 2015, the date of issuance of the consolidated financial statements for the year ended December 31, 2014.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

Other than the material weakness discussed below that was identified during the quarter ended September 30, 2014 and subsequently remediated during the quarter ended December 31, 2014, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified during the quarter ended September 30, 2014 and enhance our internal control over financial reporting. The material weakness related to our lack of sufficient policies and procedures in the review of complex financial instruments and a clerical error in the computation of loss per share. The material weakness resulted in restatements to our financial statements included in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2014, and we filed an Amendment No. 1 to Quarterly Report on Form 10-Q/A on October 10, 2014 to amend and restate our unaudited condensed consolidated financial statements and related disclosures contained in the original filing.  The following actions, which we believe have remediated the material weakness in internal control over financial reporting, were completed during the quarter ended December 31, 2014:

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation and Related Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Severance and Change in Control Agreements

On March 23, 2015, we entered into severance and change in control agreements with our senior management, including Terry Lingren, John Philpott, Robert Hammond, Neal Fenzi, Daniel Christopher and Mike Eddy, which agreements provide these employees with severance benefits upon the employee’s termination of employment in certain circumstances with certain additional benefits following a change in control of the company. These benefits provide the participating employees with enhanced financial security and incentive to remain with the company notwithstanding their at-will employment with us and the possibility of a change in control.

Termination Without Change in Control

If we terminate the participant’s employment with the company for a reason other than cause, the participant becoming disabled or the participant’s death, and the termination does not occur within twelve months immediately following a “change in control,” the participant will receive the following severance benefits:

Accrued Compensation:  The participant will receive all accrued but unpaid paid time off, expense reimbursements, wages, and other benefits due to the participant under any company-provided plans, policies, and arrangements.

Severance Payment:  The participant will receive a lump-sum severance payment in an amount equal to eighteen (18) months of the participant’s base salary as in effect immediately prior to the date of the participant’s termination of employment, less all required tax withholdings and other applicable deductions, payable as soon as practicable following the participant’s termination of employment.

Pro-Rated Bonus Payment:  The participant will receive as soon as practicable following termination of employment a lump-sum severance payment equal to one hundred percent (100%) of the participant’s full target bonus for the fiscal year in which the termination occurs, pro-rated for the portion of the fiscal year that the participant was employed by us.

Continued Health Insurance Benefits:  We will reimburse the participant for premiums for coverage of the participant and his or her eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) (at the coverage levels in effect immediately prior to termination of employment) until the earliest to occur of (A) a period of twelve (12) months from the last date of employment with us, (B) the date upon which the participant becomes eligible for coverage under a health, dental, or vision insurance plan of a subsequent employer, and (C) the date the participant or his or her dependents cease to be eligible for COBRA coverage.

Equity:  All of the participant’s unvested and outstanding equity awards that would have become vested had the participant remained in our employ for the twelve (12)-month period following termination of employment shall immediately vest and become exercisable as of the date of termination, and the participant will have six (6) months following termination of employment in which to exercise any stock options, stock appreciation rights, or similar rights to acquire our common stock, but in no event will such equity award be permitted to be exercised beyond the original maximum term of such equity award.

Outplacement Benefits. If requested by the participant, we will pay the expense for outplacement benefits provided by a service to be determined by us for a period of six (6) months, up to a maximum dollar value of five thousand dollars ($5,000) per participant.

Termination Following Change in Control

If during the twelve-month period immediately following a change in control of the company, (x) we terminate the participant’s employment with us for a reason other than cause, the participant becoming disabled or the participant’s death, or (y) the participant resigns his employment for good reason, then the participant will receive the following benefits from us in lieu of the benefits described above under “Termination Without Change in Control”:

Accrued Compensation:  The participant will receive all accrued but unpaid paid time off, expense reimbursements, wages, and other benefits due to the participant under any company-provided plans, policies, and arrangements.

Severance Payment: The participant will receive a lump sum severance in an amount equal to eighteen (18) months of the participant’s base salary as in effect immediately prior to the date of the participant’s termination of employment, less all required tax withholdings and other applicable deductions, paid as soon as practicable following the participant’s termination of employment.

Target Bonus Payment:  The participant will receive a lump sum severance payment equal to one hundred percent (100%) of the participant’s full target bonus for the fiscal year in effect at the date of such termination of employment (or, if greater, as in effect for the fiscal year in which the change in control occurs).

Continued Health Insurance Benefits:  We will reimburse the participant for premiums for coverage of the participant and his or her eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) (at the coverage levels in effect immediately prior to termination of employment) until the earliest to occur of (A) a period of twelve (12) months from the last date of employment with us, (B) the date upon which the participant becomes eligible for coverage under a health, dental, or vision insurance plan of a subsequent employer, and (C) the date the participant or his or her dependents cease to be eligible for COBRA coverage.

Equity:  All of the participant’s unvested and outstanding equity awards shall immediately vest and become exercisable as of the date of termination, and the participant will have six (6) months following termination of employment in which to exercise any stock options, stock appreciation rights, or similar rights to acquire our common stock, but in no event will such equity award be permitted to be exercised beyond the original maximum term of such equity award.

Outplacement Benefits. If requested by the participant, we will pay the expense for outplacement benefits provided by a service to be determined by us for a period of six (6) months, up to a maximum dollar value of five thousand dollars ($5,000) per participant.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Related Party Transactions” and “Board of Directors and Corporate Governance — Director Independence” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the disclosure appearing under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.                                      Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.                                      Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.                                      Exhibits

See the Exhibit Index immediately following the signature pages of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2015	Resonant Inc.

	By:	/s/ JOHN PHILPOTT
JOHN PHILPOTT
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Lingren and John Philpott, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Lingren	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2015
Terry Lingren	(Principal Executive Officer)

/s/ Robert Hammond	Chief Technology Officer and Director	March 27, 2015
Robert Hammond

/s/ Janet K. Cooper	Director	March 27, 2015
Janet K. Cooper

/s/ Richard Kornfeld	Director	March 27, 2015
Richard Kornfeld

/s/ John E. Major	Director	March 27, 2015
John E. Major

S-1

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6-5-14

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6-5-14

4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4-11-14

4.2	Form of Underwriter’s Warrant	S-1/A	333-193552	4.2	5-16-14

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1-24-14

10.2	Registrant’s amended and restated 2014 Omnibus Incentive Plan, including form agreements	S-1/A	333-193552	10.2	4-11-14

10.3*	Offer Letter between the Registrant and Terry Lingren, dated June 17, 2013	S-1	333-193552	10.3	1-24-14

10.4*	Offer Letter between the Registrant and Robert Hammond, dated June 17, 2013	S-1	333-193552	10.4	1-24-14

10.5*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1-24-14

10.6*	Offer Letter between the Registrant and Daniel Christopher, dated December 18, 2013	S-1	333-193552	10.6	1-24-14

10.7*	Outside Director Compensation Policy	S-1	333-193552	10.7	1-24-14

10.8	Exchange Agreement, dated June 17, 2013, by and among the Registrant, Resonant LLC, Terry Lingren, Robert Hammond, Neal Fenzi and Superconductor Technologies Inc.	S-1	333-193552	10.8	1-24-14

10.9	Subordinated Senior Secured Convertible Note, dated June 17, 2013, in the principal amount of $2.4 million, issued by the Registrant in favor of Superconductor Technologies Inc.	S-1	333-193552	10.9	1-24-14

10.10	Security Agreement, dated June 17,	S-1	333-193552	10.10	1-24-14

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
	2013, between Registrant and Superconductor Technologies Inc.

10.11	Secured Subsidiary Guaranty, dated June 17, 2013, between Resonant LLC and Superconductor Technologies Inc.	S-1	333-193552	10.11	1-24-14

10.12	Security Agreement, dated June 17, 2013, between Resonant LLC and Superconductor Technologies Inc.	S-1	333-193552	10.12	1-24-14

10.13	Stockholders Agreement, dated June 17, 2013, by and among the Registrant, Terry Lingren, Robert Hammond, Neal Fenzi, Superconductor Technologies Inc. and MDB Capital Group LLC	S-1	333-193552	10.13	1-24-14

10.14	Securities Purchase Agreement, dated June 17, 2013, by and among the Registrant and the investors listed on the Schedule of Buyers attached thereto	S-1	333-193552	10.14	1-24-14

10.15	Amendment to Securities Purchase Agreement, dated September 14, 2013, by and among the Registrant and the Required Holders party thereto	S-1	333-193552	10.15	1-24-14

10.16	Amendment No. 2 to Securities Purchase Agreement, dated December 9, 2013, by and among the Registrant and the Required Holders party thereto	S-1	333-193552	10.16	1-24-14

10.17	Form of Senior Secured Convertible Note, dated June 17, 2013, issued by the Registrant in favor of convertible note investors	S-1	333-193552	10.17	1-24-14

10.18	Amendment to Securities Purchase Agreement and Senior Secured Convertible Notes, dated January 17, 2014, by and among the Registrant and the Required Holders party thereto	S-1	333-193552	10.18	1-24-14

10.19	Security Agreement, dated June 17, 2013, among the Registrant and the secured parties listed on the signature pages thereto	S-1	333-193552	10.19	1-24-14

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
10.20	Secured Subsidiary Guaranty, dated June 17, 2013, between Resonant LLC and Daniel Landry in his capacity as collateral agent for the Secured Parties	S-1	333-193552	10.20	1-24-14

10.21	Security Agreement, dated June 17, 2013, between Resonant LLC and Daniel Landry in his capacity as collateral agent for the Secured Parties	S-1	333-193552	10.21	1-24-14

10.22	Subordination Agreement, dated June 17, 2013, among the investors listed on the signature pages thereto and Superconductor Technologies Inc.	S-1	333-193552	10.22	1-24-14

10.23	Registration Rights Agreement for Investors, dated June 17, 2013, by and among the Registrant and the persons listed on Schedule A thereto	S-1	333-193552	10.23	1-24-14

10.24	Registration Rights Agreement for Warrants, dated June 17, 2013, by and among the Registrant and MDB Capital Group LLC	S-1	333-193552	10.24	1-24-14

10.25	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for 222,222 shares of common stock	S-1	333-193552	10.25	1-24-14

10.26	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for a to-be-determined number of shares of common stock	S-1	333-193552	10.26	1-24-14

10.27	Warrant to Purchase Common Stock (No. A-1), dated June 17, 2013, issued by the Registrant in favor of Terry Lingren for 41,666 shares of common stock	S-1	333-193552	10.27	1-24-14

10.28	Warrant to Purchase Common Stock (No. A-2), dated June 17, 2013, issued by the Registrant in favor of Robert Hammond for 41,666 shares of common stock	S-1	333-193552	10.28	1-24-14

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
10.29	Warrant to Purchase Common Stock (No. A-3), dated June 17, 2013, issued by the Registrant in favor of Neal Fenzi for 41,666 shares of common stock	S-1	333-193552	10.29	1-24-14

10.30	Warrant to Purchase Common Stock (No. A-4), dated June 17, 2013, issued by the Registrant in favor of Terry Lingren for 41,667 shares of common stock	S-1	333-193552	10.30	1-24-14

10.31	Warrant to Purchase Common Stock (No. A-5), dated June 17, 2013, issued by the Registrant in favor of Robert Hammond for 41,667 shares of common stock	S-1	333-193552	10.31	1-24-14

10.32	Warrant to Purchase Common Stock (No. A-6), dated June 17, 2013, issued by the Registrant in favor of Neal Fenzi for 41,667 shares of common stock	S-1	333-193552	10.32	1-24-14

10.33.1	Multi-Tenant Industrial Lease, dated August 9, 2013, between the Registrant and Nassau Land Company, L.P.	S-1	333-193552	10.33	1-24-14

10.33.2	First Amendment to Lease, dated March 20, 2014, between Registrant and Nassau Land Company, L.P.					X
						X
10.33.3	Second Amendment to Lease, dated September 15, 2014, between Registrant and Nassau Land Company, L.P.

10.34	Standard Multi-Tenant Office Lease—Gross, dated November 14, 2013, between the Registrant and SeaBreeze I Venture—TIC.	S-1	333-193552	10.34	1-24-14

10.35†	Amended and Restated Development Agreement, dated as of May 8, 2013, between Skyworks Solutions, Inc. and Resonant LLC	S-1/A	333-193552	10.35	4-11-14

10.36	Contribution Agreement, dated July 6, 2012, between Superconductor Technologies Inc. and Resonant LLC	S-1/A	333-193552	10.36	3-24-14

10.37*	Offer Letter between the Registrant	S-1/A	333-193552	10.37	3-24-14

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
and John Philpott, dated March 10, 2014

10.38	Amendment No. 3 to Securities Purchase Agreement and Consents and Waivers, by and among the Registrant, the Required Holders party thereto and MDB Capital Group, LLC	S-1/A	333-193552	10.38	5-16-14

10.39	Warrant Agreement issued to MZ Group	10-Q	001-36467	10.3	8-8-14

10.40	Warrant Agreement issued to Investor Relations Consultant					X

10.41*	Form of Severance/Change-in-Control Agreement					X

10.42*	Offer Letter between the Registrant and Mike Eddy, dated August 16, 2014					X

21.1	List of Subsidiaries	S-1	333-193552	21.1	1-24-14

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*                 Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

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

†                 Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to an order granted by the Commission under Rule 406 of the General Rules and Regulations under the Securities Act of 1933. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.