Form 10-Q
period 2015-03-31
Resonant Inc
filed 2015-05-06
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 4, 2015, the issuer had 7,160,869 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	March 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,803,000	$2,925,000
Prepaid expenses and other current assets	106,000	106,000
Investments held-to-maturity	7,999,000	8,994,000
TOTAL CURRENT ASSETS	13,908,000	12,025,000

PROPERTY AND EQUIPMENT
Fixed assets	1,249,000	1,312,000
Less: Accumulated depreciation and amortization	(208,000)	(313,000)
PROPERTY AND EQUIPMENT, NET	1,041,000	999,000

NONCURRENT ASSETS
Patents and domain names, net	500,000	616,000
Restricted cash	—	100,000
Other assets	15,000	15,000
TOTAL NONCURRENT ASSETS	515,000	731,000

TOTAL ASSETS	$15,464,000	$13,755,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$223,000	$408,000
Accrued expenses	146,000	21,000
Accrued salaries and payroll related expenses	315,000	374,000
Deferred rent, current portion	36,000	36,000
TOTAL CURRENT LIABILITIES	720,000	839,000

LONG-TERM LIABILITIES
Deferred rent	54,000	45,000

TOTAL LIABILITIES	774,000	884,000

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 6,931,984 outstanding as of December 31, 2014, and 7,158,276 outstanding as of March 31, 2015	7,000	7,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2014 and March 31, 2015	—	—
Additional paid-in capital	35,880,000	36,289,000
Accumulated deficit	(21,197,000)	(23,425,000)
TOTAL STOCKHOLDERS’ EQUITY	14,690,000	12,871,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,464,000	$13,755,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2015

REVENUES	$—	$—

OPERATING EXPENSES
Research and development expenses	435,000	997,000
General and administrative expenses	522,000	1,127,000
Depreciation and amortization	13,000	111,000
TOTAL OPERATING EXPENSES	970,000	2,235,000
OPERATING LOSS	(970,000)	(2,235,000)

OTHER INCOME (EXPENSE)
Interest and investment income	—	8,000
Interest expense	(709,000)	—
Fair value adjustments to warrant and derivative liabilities	(2,267,000)	—
TOTAL OTHER INCOME (EXPENSE)	(2,976,000)	8,000

LOSS BEFORE INCOME TAXES	(3,946,000)	(2,227,000)
Provision for income taxes	(1,000)	(1,000)
NET LOSS	$(3,947,000)	$(2,228,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(3.95)	$(0.31)

Weighted average shares outstanding — basic and diluted	999,999	7,077,789

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Stockholders’ Equity

For The Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	6,931,984	$7,000	$35,880,000	$(21,197,000)	$14,690,000
Issuance of common stock for compensation	18,108	—	—	—	—
Stock-based compensation	—	—	440,000	—	440,000
Exercise of warrants, cashless	208,184	—	—	—	—
Tax withholding on net issuance of common stock for-compensation	—	—	(31,000)	—	(31,000)
Net loss	—	—	—	(2,228,000)	(2,228,000)
Balance, March 31, 2015	7,158,276	$7,000	$36,289,000	$(23,425,000)	$12,871,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,947,000)	$(2,228,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,000	111,000
Amortization of deferred finance costs	709,000	—
Stock-based compensation	—	440,000
Non-cash investment income	—	(6,000)
Fair value adjustments to warrant and derivative liabilities	2,267,000	—
Changes in assets and liabilities:
Prepaids and other current assets	45,000	—
Accounts payable	99,000	185,000
Accrued expenses	(57,000)	(125,000)
Accrued compensation	62,000	59,000
Deferred rent	—	(9,000)
Net cash used in operating activities	(809,000)	(1,573,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(150,000)	(64,000)
Expenditures for patents and domain names	(47,000)	(121,000)
Purchase of restricted cash investment	—	(100,000)
Sale of investment held-to-maturity	—	8,000,000
Purchase of investments held-to-maturity	—	(8,989,000)
Net cash used in investing activities	(197,000)	(1,274,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred IPO cost	(218,000)	—
Payment of tax withholdings on net issuance of common stock for compensation	—	(31,000)
Net cash used in financing activities	(218,000)	(31,000)
NET DECREASE IN CASH	(1,224,000)	(2,878,000)
CASH — Beginning of period	3,339,000	5,803,000
CASH — End of period	$2,115,000	$2,925,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes	$1,000	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Santa Barbara, California.  The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant Inc. for the three months ended March 31, 2014 and March 31, 2015. The condensed consolidated balance sheets presented in the consolidated financial statements represent the activities of Resonant Inc. as of December 31, 2014 and March 31, 2015.

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

We completed our first single-band filter design (a duplexer) in the first quarter of 2015.  This project has been our principal focus since inception.  We developed the duplexer using commercial product specifications provided under a development agreement with a prospective customer.  The customer terminated the formal development agreement in the first quarter of 2015 and informed us that our design did not meet all the specifications.  We are continuing work on this project, but the customer has advised us to work through the filter manufacturer.  We are collaborating with the filter manufacturer to submit improved designs for consideration by this customer.  We are also presenting our design to other prospective customers and providing them with manufactured parts for testing.

In the first quarter of 2015, we started a development project with a second customer for the design of our next single-band RF filter, another duplexer.  This duplexer is for a different band than our first duplexer.  The goal of the project is to develop a new duplexer design for our customer to market to RF front-end manufacturers and mobile device OEMs.  The customer has not committed to use the resulting design and terms of a license have not been finalized.

We are developing a series of tunable filter designs that can be electronically programmed in real time for different RF frequency bands.  We began development in the fourth quarter of 2014 of a prototype tunable filter to demonstrate our value proposition to prospective customers.  We are in discussions with several prospective customers for the design of tunable filters with the goal of securing a lead customer.

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

Initial Public Offering

We closed our IPO, of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014, or IPO Date.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

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

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $23.4 million through March 31, 2015.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  At December 31, 2014 and March 31, 2015, we had an accumulated deficit of $21.2 million and $23.4 million, respectively, and cash and cash equivalents of $5.8 million and $2.9 million, respectively. Additionally, as of December 31, 2014 and March 31, 2015, we had $8.0 million and $9.0 million in short-term investments, respectively.

We completed an IPO in the second quarter of 2014 to raise additional capital.  Our principal sources of liquidity consist of existing cash balances and investments of $11.9 million.  We believe our current resources will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization. There is no assurance that additional financing will be available on acceptable terms or at all.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

The accompanying condensed consolidated financial statements at March 31, 2015 and for the three months ended March 31, 2014 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from our audited consolidated financial statements as of that date.

The condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The accompanying financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, derivative, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

Reclassifications—Certain amounts in the condensed consolidated statement of operations for the three months ended March 31, 2014 have been reclassified to conform to the current year presentation.

Restricted Cash—Restricted cash at March 31, 2015 represents cash held within a certificate of deposit with a financial institution which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards. There was no restricted cash as of December 31, 2014.

Investments—Securities held-to-maturity: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each statement of financial position date. Investment/Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

With respect to debt securities, when the fair value of a debt security classified as held-to-maturity or available for sale is less than its amortized cost, management assesses whether or not: (i) we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we must recognize an other-than-temporary impairment earnings for the difference between the debt security’s amortized cost basis and its fair value, and includes such amounts in net securities gains (losses).

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

During January and February 2015, we invested in debt securities and federally insured certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of March 31, 2015, the amortized cost value is $9.0 million with an unrealized loss of $4,000 and a fair value of $9.0 million. The investments mature in various increments beginning in May 5, 2015 through February 26, 2016. Investments representing $6 million are foreign debt securities of which $2 million each mature on May 5, 2015, August 3, 2015 and October 22, 2015, respectively. The remaining $3 million in held-to-maturity investments are in federally insured certificates of deposit that mature at various amounts from February 5, 2016 through February 25, 2016. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $6,000 for the three months ended March 31, 2015 associated with these investments. There were no investment securities as of March 31, 2014.

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

The carrying amount of our warrant liabilities and our derivative liability related to the Senior Convertible Notes were marked to market each reporting date until the warrants and derivative liability were settled. Prior to the IPO Date, the fair value of the financing warrant liability and derivative liability (see Note 3 and Note 4) were estimated using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our securities to trade in an active market. As of the IPO Date, the fair value of the remaining warrants and the financing warrant liability and derivative liability, were estimated using a Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. Our expected volatility was derived from the historical volatilities of several public companies in similar industries because we have limited information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. All of the warrant liabilities and the derivative liability are valued using level 3 inputs (see Note 6 for the range of assumptions used).

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

Intangible Assets Subject to Amortization—At December 31, 2014 and March 31, 2015, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,000 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $51,000 for the three months ended March 31, 2014. There were no deferred financing costs for the three months ended March 31, 2015.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 730-10, Research and Development.

Stock-Based Compensation—We account for employee stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity, or ASC 505-50, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

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

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Three Months Ended March 31,
	2014	2015
Common stock warrants	680,984	804,436
Common stock options	—	546,200
Convertible debt	2,787,667	—
Total shares excluded from net loss per share attributable to common stockholders	3,468,651	1,350,636

Derivative Instruments—We account for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815, as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimated the fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we considered, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex instruments, such as free-standing warrants, we generally used the Black-Scholes option valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Under ASC 815, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in fair value during a given financial quarter would result in the application of non-cash derivative income. In situations where the Black-Scholes option valuation model was not deemed appropriate, we used a Monte Carlo option-pricing model to determine the fair value of derivative instruments.

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2014 and March 31, 2015, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three months ended March 31, 2014 and March 31, 2015, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on our condensed consolidated financial statements, or do not apply to our operations.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $404,000 was paid from the proceeds of the IPO.  Interest expense, excluding the unamortized debt discount write-off, was $377,000 for the three months ended March 31, 2014.  Due to the completion of the IPO and no debt taken out by us, there was no interest expense for the three months ended March 31, 2015.

Subordinated Convertible Note

On June 17, 2013, we issued to STI a subordinated senior secured convertible note in the principal amount $2.4 million, which we refer to as the Subordinated Convertible Note, as consideration for our acquisition from STI of its 300,000 Class C units of Resonant LLC and 100 shares of our common stock. The Subordinated Convertible Note did not bear interest and was scheduled to mature on September 17, 2014 unless earlier converted.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest.  Interest expense, excluding the unamortized debt discount write-off, was $53,000 for the three months ended March 31, 2014. Due to the completion of the IPO, there was no interest expense for the three months ended March 31, 2015.

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

In August 2014 and October 2014, we entered into agreements with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at issuance date to be $119,000 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.91 per share, time to maturity of 3 years, volatility of 69.7%, zero expected dividend rate and risk free rate of 0.88%. Pursuant to the IR consultant agreement, in addition to monthly cash compensation of $5,000 per month, we issued to the IR consultant a 4-year consulting warrant, or IR Warrant, for the purchase of 6,000 shares of common stock that vests monthly over twelve months. The IR Warrant has an exercise price of $6.50 and expires on September 30, 2018. We estimated the fair value of the IR Warrant over the three monthly periods of vesting to be $9,000 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $6.00 - $11.62 per share, time to maturity of 3.8 to 3.5 years, volatility of ranges of 60.0% to 81.8%, zero expected dividend rate and risk free rate range of 0.95% to 1.5%. We recorded $39,000 of stock-based compensation related to the IR warrants during the three months ended March 31, 2015 which was included in general and administration expense.

A roll-forward of warrant share activity from January 1, 2014 to December 31, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of December 31, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
IR consulting warrants	—	48,000	—	48,000
	680,984	358,500	—	1,039,484

A roll-forward of warrant share activity from January 1, 2015 to March 31, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	222,222	—	(104,444	)(2)	117,778
Financing Warrant(1)	208,763	—	(130,604	)(2)	78,159
Underwriting Warrant	310,500	—	—		310,500
IR consulting warrants	48,000	—	—		48,000
	1,039,484	—	(235,048)		804,436

(1)         The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

(2)         During the three months ended March 31, 2015, there were 235,048 common stock warrants were exercised through a cashless exercise which netted 208,184 shares being issued.

The fair value of the Bridge, Consulting, Financing and Underwriting warrant liabilities was $3.9 million at March 31, 2014. Due to the expiration of the redemption and put option features included in these warrants, the warrants are no longer included as liabilities after the IPO Date. During the three months ended March 31, 2014, we recorded a loss of $600,000 for the change in fair value of the warrants. There was no expense for the three months ended March 31, 2015.

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

NOTE 5— STOCK-BASED COMPENSATION

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

Stock Options to Employees and Consultants

During the three months ended March 31, 2015, we granted incentive stock options for the purchase of 55,000 shares of our common stock to our employees. The options have an exercise price range of $7.54 per share to $12.98 per share with a term of ten years. The options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $328,000 utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the three months ended March 31, 2015 using the Black-Scholes option valuation model. There were no stock options granted as of March 31, 2014. The fair values of stock options granted for the period were estimated using the following assumptions:

Option Grants Awarded During the Three Months Ended March 31, 2015
Stock Price	$7.54 to $12.98
Dividend Yield	0%
Expected Volatility	60%
Risk-free interest rate	1.44% - 1.77%
Expected Life	7 years

Stock-based compensation expense related to stock options for employees and consultants was $108,000 and $19,000, respectively, for the three months ended March 31, 2015 and there was no stock-based compensation expense for the three months ended March 31, 2014 since no stock options or restricted share units had been issued during the period. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three months ended March 31, 2015, there was no forfeiture rate applied as there have not been any forfeitures since the grant of awards nor currently do we expect to incur any for those shares currently awarded.

For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50.

Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested.

Stock Option Award Activity

There were no stock options issued as of March 31, 2014. The following is a summary of our stock option activity during the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Total Grant Date Fair Value
Outstanding, January 1, 2015	491,200	$6.29	$4.14	9.17	$2,034,000
Granted	55,000	10.10	5.97	10.00	328,000
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, March 31, 2015	546,200	$6.68	$4.42	9.24	$2,362,000

Exercisable, January 1, 2015	142,895	$6.02	$4.01	9.16	$574,000
Vested	23,554	6.39	4.15	8.90	97,000
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercisable, March 31, 2015	166,449	$6.07	$4.03	9.12	$671,000

The following table presents information related to stock options outstanding and exercisable at March 31, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$5.79 – $6.00	369,000	9.12	155,180
$6.49 – $6.97	47,500	9.44	5,783
$7.20 – $8.06	99,700	8.77	5,486
$11.44 – $12.98	30,000	—	—
	546,200	9.12	166,449

As of March 31, 2015, there was $1.4 million of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 3.2 years. The aggregate intrinsic value of outstanding options and options vested as of March 31, 2015 were $418,000 and $169,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on March 31, 2015 of $7.07 per share.

Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three months ended March 31, 2015, we recorded $246,000 of stock-based compensation related to the restricted stock unit shares that have been issued to-date. Shares vested during the three months ended March 31, 2015 were 20,508 shares of which 2,400 shares were surrendered by the employees for payment of payroll tax withholding liabilities.

A summary of restricted stock unit activity for the three months ended March 31, 2015 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2015	131,267	$6.00
Granted	174,621	8.14
Vested	(20,508)	6.55
Cancelled	—	—
Outstanding at March 31, 2015	285,380	$7.27

As of March 31, 2015, there was $1.6 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 3.3 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

For 2015 we have put in place a performance based bonus program which identifies five specific performance objectives to be accomplished during 2015 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board.

The performance bonus amounts will be based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage (ranging from 6.67% to 20% per objective) plus an additional 10% bonus for non-executive employees. The performance bonus will be paid in the form of restricted stock units which will vest half on the issuance date and the remaining half on January 1, 2017. The number of shares granted to each employee will be determined based on the performance bonus amount divided by the 10-day average stock price prior December 31, 2015. The grant date is expected to be in the first quarter of 2016. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the three months ended March 31, 2015, we recorded $97,000 of stock-based compensation which represents one quarter of one-half of the estimated performance bonus amount. The estimated performance bonus amount has been recorded, as the achievement of a portion of the performance conditions were considered probable.

Total equity-based compensation cost recorded in the condensed consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services and excludes the performance bonus accrual and warrant consultant cost, is allocated as follows:

Three Months Ended March 31, 2015
Research and development
Employees	$177,000
Non-employees	16,000
General and administrative
Employees and directors	160,000
Non-employees	20,000
$373,000

NOTE 6—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

Our common stock purchase warrants issued in conjunction with debt and consulting services are detachable, or free standing, instruments. In addition, we have recorded a derivative liability associated with the conversion feature in our Senior Convertible Note. We estimate fair values of these warrants and derivative liabilities utilizing Level 3 inputs for all classes of warrants and derivative liabilities issued. Other than the Financing Warrant and Senior Convertible Note derivative liability, we used the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments. To determine the value of the Financing Warrant and Senior Convertible Note derivative liability, we used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. We determined that as the Financing Warrant and debt conversion can only be exercised upon the probability of satisfying a performance condition such as a Qualifying IPO or Fundamental Transaction, as provided for in the applicable instrument, and thus a closed-form model such as the Black-Scholes option valuation model would not be appropriate. (See Note 4).

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability during the three months ended March 31, 2014:

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Financing Warrant	6.25	2.09%	69.9%	—
Senior Convertible Note Derivative Liability	0.5	0.13%	96.3%	80% - 95%

The following assumptions were used in the Black-Scholes option valuation model to determine the fair value of the warrant liabilities:

	March 31, 2014	IPO Date
Assumptions:
Risk-free interest rate	1.32% - 2.02%	1.25% - 2.31%
Expected dividend yield	0%	0%
Expected volatility	64.3% - 69.8%	64.0% - 69.6%
Expected term (in years)	3.83 – 6.25	3.58 – 5.95

We used a fair value per share of our common stock of $6.32 and $6.00 as of March 31, 2014 and the IPO Date, respectively, to determine the fair value of derivative and warrant liabilities.

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

As a result of the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, under accounting rules, these warrant liabilities are no longer classified as liabilities. There are no warrant liabilities or other liabilities to be measured at fair value on a recurring basis as of March 31, 2015.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs as of March 31, 2014:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at January 1, 2014	$3,276,000	$5,057,000
Change in fair value	634,000	1,633,000
Balance at March 31, 2014	$3,910,000	$6,690,000

(1)               The change in the fair value of the warrants was recorded as a reduction to other income in the condensed consolidated statement of operations of $634,000 for the three months ended March 31, 2014, respectively. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million to additional paid-in capital in the consolidated balance sheet as of December 31, 2014. There were no warrant liabilities as of March 31, 2015.

(2)               The change in the fair value of the senior convertible note derivative liability was recorded as a reduction to other income (expense) in the condensed consolidated statement of operations of $1.6 million for the three months ended March 31, 2014. The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.6 million to other income in the condensed consolidated statement of operations for the year ended December 31, 2014. There were no derivative liabilities as of March 31, 2015.

NOTE 7— COMMITMENT AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,101 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,154 and extended the lease term through July, 2017. We have a renewal option for an additional 3 year term. The original lease included a tenant improvement allowance of $72,000 and the amended lease included an additional tenant improvement allowance of $38,000. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2014 and as leasehold improvements as of March 31, 2015 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease has a two-year term, and rental costs of approximately $4,169 per month. We have a renewal option to extend the lease for two additional years.

Rent expense related to our facilities and equipment for the three months ended March 31, 2014 and March 31, 2015 was $25,000 and $38,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business. Beginning on March 17, 2015, three putative class action lawsuits were commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California.  The three lawsuits, which are described below, each purport to assert claims under the federal securities laws based on similar allegations.

On March 17, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Paggos v. Resonant Inc., et al., No. 2:15-cv-01970-SJO-VBK. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between August 14, 2014 and February 26, 2015 (the “Paggos Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Paggos Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

On March 19, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John DeVouassoux v. Resonant Inc., et al., No. 2:15-cv-02054-JFW-VBK. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and February 26, 2015 (the “DeVouassoux Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our financial well-being and prospects, our common stock traded at artificially inflated prices throughout the DeVouassoux Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

On March 31, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned Ramon Arias v. Resonant Inc., et al., No. 2:15-cv-02369-DDP-MAN. Later the same day, an amended complaint was filed.  The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between August 14, 2014 and February 26, 2015 (the “Arias Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Arias Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

We deny the material allegations of these three actions and intend to defend them vigorously. We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As at March 31, 2015, we have not incurred legal expenses though we do expect to incur some costs to defend these suits in the future. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters.

Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. Based on the very early stage of litigation for the cases referred to above, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of March 31, 2014 and March 31, 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three months ended March 31, 2014 and March 31, 2015, respectively, with respect to litigation or loss contingencies.

NOTE 8—SUBSEQUENT EVENTS

We evaluated subsequent events through May 6, 2015, the date of issuance of the condensed consolidated financial statements for the period ended March 31, 2015.

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

We believe licensing our designs is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end modules that incorporate our designs.  We do not intend to manufacture or sell any physical products or operate as a contract design business.

Our inception date is May 29, 2012.  We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014.

Commercialization Plan

We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices.  First, we are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  Second, we are developing tunable filter designs to replace multiple filters.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.

Single Band Designs

We completed our first single-band filter design (a duplexer) in the first quarter of 2015.  This project has been our principal focus since inception.  We developed the duplexer using commercial product specifications provided under a development agreement with a prospective customer.  The development agreement included an option to license the filter design and a limited period of exclusivity.  The customer terminated the formal development agreement in the first quarter of 2015 and informed us that our design did not meet all the specifications.

We are continuing work on this project, but the customer has advised us to work through the filter manufacturer.  We are collaborating with the filter manufacturer to submit improved designs for consideration by this customer.  While the probability has been reduced that our design will be selected for the customer’s original target product, we believe there are additional product opportunities for our duplexer design with this customer.

We also believe the project has produced a commercially viable duplexer design and are now actively marketing the design to other customers.  The project has enabled us to develop our state-of-the-art filter design capability and demonstrate this capability by producing a working SAW duplexer for a typically BAW band.  We are presenting our design to other prospective customers and providing them with manufactured parts for testing. The ability to provide manufactured parts for testing is a significant advancement in our marketing efforts.

In the first quarter of 2015, we started a development project with a second customer for the design of our next single-band RF filter, another duplexer.  This duplexer is for a different band than our first duplexer.  The goal of the project is to develop a new duplexer design for our second customer to market to RF front-end manufacturers and mobile device OEMs.  The design, which is estimated to take less than a year to develop, is intended to replace a BAW filter with a less expensive SAW filter.  The second customer has not committed to use the resulting design and terms of a license have not been finalized.

Tunable Designs

We are developing a series of tunable filter designs that can be electronically programmed in real time for different RF frequency bands.  We believe our tunable filter designs will replace multiple filters and significantly lower the cost and size of RF front-ends.  We began development in the fourth quarter of 2014 of a prototype tunable filter to demonstrate our value proposition to prospective customers.  We are in discussions with several prospective customers for the design of tunable filters with the goal of securing a lead customer.

Plan of Operation

We plan to pursue filter design projects with potential customers and other strategic partners.  These types of arrangements may subsidize filter design costs, as well as offer complementary technology, market intelligence and other avenues to revenue.  We intend to retain ownership of our technology, designs and related improvements.  We expect to pursue development of multiple designs for multiple customers, and grant each customer a royalty-bearing license to a specific design.

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

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, our expected cash resources, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.  In addition, we may invest in complementary products, technologies or businesses.

We have earned no revenue since inception, and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $23.4 million from inception through March 31, 2015.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

We cannot assure you that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable.  We believe our current cash and investments of approximately $11.9 million at March 31, 2015 will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization.  Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations.  If we cannot raise funds as and when we need them, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in these critical accounting policies since December 31, 2014.

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on our condensed consolidated financial statements, or do not apply to our operations.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2015

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

Research and development expenses increased from $435,000 in the first quarter of 2014 to $1.0 million in the first quarter of 2015.  The increase of $565,000 is the result of the increased payroll, benefit costs, stock-based compensation expenses, consulting costs and development costs related to increased activity on our duplexer designs under development.

General and Administrative Expenses. General and administrative expenses include salaries, taxes and employee benefits for executives and administrative staff.  It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees.  We hired a vice president in January 2014, a chief financial officer and a controller in June 2014 and another vice-president in September 2014. We plan to hire one additional administrative person in 2015.

General and administrative expenses increased $605,000, from $522,000 in the first quarter of 2014 to $1.1 million in the first quarter of 2015.  The increase was due primarily to increased payroll, benefit costs, stock-based compensation, directors’ and officers’ insurance and accounting expenses. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth and the costs associated with operating as a public company. Additionally, we anticipate increased expenses related to the stock compensation, legal, audit, regulatory and investor relations services associated with maintaining compliance with Securities and Exchange Commission and NASDAQ requirements, director and officer insurance premiums and other costs associated with operating as a public company.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $98,000, from $13,000 in first quarter of 2014 to $111,000 in first quarter of 2015, primarily as a result of our increases in fixed assets associated with our new corporate headquarters and new office equipment and machinery associated with the increase in employees in 2014 and our investment in patents.

Interest Income.  Interest income increased by $8,000, from no interest income in the first quarter of 2014 to $8,000 in the first quarter of 2015 primarily due to the increased cash balances and investments from the net proceeds of the IPO.  We expect interest income to increase modestly in 2015 as we earn interest on our cash balances and investments.

Interest Expense.  Interest expense for 2014 consists of accrued interest on debt instruments, the amortization of debt discounts and interest on financed insurance contracts.  We valued our debt instruments and their various features and derivatives at fair value, and the resulting adjustments required debt discounts to these values that were booked at lower than face value.  The debt discounts were being amortized over the expected life of the debt instrument.  However, the remaining debt discount and debt issuance costs were expensed in June 2014 due to the conversion of all notes into common stock in connection with our IPO.

Interest expense decreased by $709,000, from $709,000 in the first quarter of 2014 to none in the first quarter of 2015.  The decrease is due to the conversion the Senior Convertible Notes and the Subordinated Convertible Note into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

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

There was an increase of the fair value of the warrant and derivative liabilities as of March 31, 2014 resulting in non-cash expense of $2.3 million for the first quarter of 2014.  The increase in the fair value of these liabilities in 2014 is primarily due to our increasing share price and the related enterprise valuation.  The IPO triggered (a) the conversion of all debt into equity and (b) the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant.  These events eliminated all warrant and derivative liabilities as of May 29, 2014.  Consequently, we ceased recording any further quarterly adjustments after that date for the fair value of warrant or derivative liabilities or any associated gain or loss from such adjustments.

Other Income.  Other income generally consists of non-cash gains or losses from changes in the derivative liability associated with our Senior Convertible Notes.  There was no change in the derivative liability for the first quarter of 2014.  The notes were converted into common stock in the second quarter of 2014 in connection with our IPO.  The derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income the second quarter of 2014.  Consequently, we did not incur any further charges associated with fluctuations in the fair value of the derivative liability after the second quarter of 2014.

Income Taxes.  We have no revenues and are currently operating at a loss.  Consequently, our only tax liabilities for both periods were for minimum taxes in the States where we conduct business.

Liquidity and Capital Resources

Financing Activities

We have earned no revenue since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.

We began operations in July 2012 with initial capital contributions from our founders and Superconductor Technologies Inc.  The founders contributed $200,000 and agreed to work full-time without pay until we secured adequate funding.  Superconductor Technologies contributed a patent portfolio, software, equipment, temporary office space and an early version of our first development agreement.  The founders received Class B units in Resonant LLC, but later exchanged their Class B units for common stock of Resonant Inc.  Superconductor Technologies received Class C units in Resonant LLC, but later exchanged its Class C units for the $2.4 million Subordinated Convertible Note of Resonant Inc.

The Bridge Loans provided $200,000 of additional funding during the first and second quarters of 2013.

We raised $6.3 million of net proceeds from the sale of Senior Convertible Notes in June 2013, and we used part of the proceeds to repay the Bridge Loans. In June 2014, we sold 3,105,000 shares of common stock in our IPO generating net proceeds of $16.2 million.

We had current assets of $12.0 million and current liabilities of $839,000 at March 31, 2015, resulting in working capital of $11.2 million.  This compares to a working capital deficit of $12.3 million at March 31, 2014 and working capital of $13.2 million at December 31, 2014.  The change in working capital is primarily the result of the net proceeds from our IPO and the related conversion of all outstanding notes to common stock.

Our principal sources of liquidity consist of existing cash balances and investments of $11.9 million at March 31, 2015.  We believe our current resources will provide sufficient funding for planned operations into the first half of 2016.  If we do not generate adequate cash from revenues in 2016 in order to reach positive cash flows, we likely will be required to obtain additional financing to continue with our plan of commercialization.  There is no assurance that additional financing will be available on acceptable terms or at all.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  The factors described above raise substantial doubt about our ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Cash Flow Analysis

Operating activities used cash of $809,000 in first quarter of 2014 and $1.6 million in the first quarter of 2015.  The increase is primarily the result of increased expenses following our IPO in June 2014 and an increase in expenses associated with being a public company.  These cash uses were partially offset by non-cash expenses including stock-based compensation and depreciation and amortization. Additionally, the first quarter of 2014 included significant offsets to the net loss from the fair value change in the warrant and derivative liabilities and the amortization of deferred finance costs.

Investing activities used cash of $197,000 in the first quarter of 2014 and $1.3 million in the first quarter of 2015.  The increase of $1.1 million consisted primarily of the net change in investments redeemed and purchased.

Financing activities used cash of $218,000 in the first quarter of 2014 and $31,000 in the first quarter of 2015.  For the 2014 period, cash used in financing activities consisted primarily of deferred IPO costs.  For the 2015 period, cash used in financing activities consisted primarily of the payment of withholding taxes related to the issuance of common stock as compensation to employees.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2015 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

On March 17, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Paggos v. Resonant Inc., et al., No. 2:15-cv-01970-SJO-VBK.  On March 19, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Devouassoux v. Resonant Inc., et al., No. 2:15-cv-02054-JFW-VBK.  Both of the Paggos and Devouassoux actions are described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material developments in either of the Paggos and Devouassoux actions during the three months ended March 31, 2015.

On March 31, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned Ramon Arias v. Resonant Inc., et al., No. 2:15-cv-02369-DDP-MAN. Later the same day, an amended complaint was filed.  The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between August 14, 2014 and February 26, 2015 (the “Arias Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Arias Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such risk factors during the three months ended March 31, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock

Warrant holders exercised warrants with respect to 235,021 shares of our common stock during the first quarter of 2015.  All of the warrants were exercised using the “net exercise” (or cashless) feature of the warrants and did not generate any cash proceeds.  As a consequence of the net exercise, we issued 208,184 shares of our common stock upon the exercise of these warrants.  All of these warrants were originally issued to MDB Capital Group, LLC as partial consideration for financing or consulting services. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, or the Securities Act, pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

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

Date: May 6, 2015	Resonant Inc.

	By:	/s/ John M. Philpott
John M. Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)