Form 10-Q
period 2015-06-30
Resonant Inc
filed 2015-08-13
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 11, 2015, the issuer had 7,167,280 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2014	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,803,000	$1,782,000
Prepaid expenses and other current assets	106,000	221,000
Investments held-to-maturity	7,999,000	8,000,000
TOTAL CURRENT ASSETS	13,908,000	10,003,000

PROPERTY AND EQUIPMENT
Fixed assets	1,249,000	1,416,000
Less: Accumulated depreciation and amortization	(208,000)	(423,000)
PROPERTY AND EQUIPMENT, NET	1,041,000	993,000

NONCURRENT ASSETS
Patents and domain names, net	500,000	653,000
Restricted cash	—	100,000
Other assets	15,000	15,000
TOTAL NONCURRENT ASSETS	515,000	768,000

TOTAL ASSETS	$15,464,000	$11,764,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$223,000	$268,000
Accrued expenses	146,000	48,000
Accrued salaries and payroll related expenses	315,000	424,000
Deferred rent, current portion	36,000	35,000
TOTAL CURRENT LIABILITIES	720,000	775,000

LONG-TERM LIABILITIES
Deferred rent	54,000	37,000

TOTAL LIABILITIES	774,000	812,000

Commitments and contingencies (Note 7)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 6,931,984 outstanding as of December 31, 2014, and 7,162,746 outstanding as of June 30, 2015	7,000	7,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2014 and June 30, 2015	—	—
Additional paid-in capital	35,880,000	36,515,000
Accumulated deficit	(21,197,000)	(25,570,000)
TOTAL STOCKHOLDERS’ EQUITY	14,690,000	10,952,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,464,000	$11,764,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	969,000	1,094,000	1,404,000	2,091,000
General and administrative expenses	455,000	943,000	977,000	2,070,000
Depreciation and amortization	62,000	116,000	75,000	227,000
TOTAL OPERATING EXPENSES	1,486,000	2,153,000	2,456,000	4,388,000
OPERATING LOSS	(1,486,000)	(2,153,000)	(2,456,000)	(4,388,000)

OTHER INCOME (EXPENSE)
Interest and investment income	2,000	8,000	2,000	16,000
Interest expense	(2,099,000)	—	(2,808,000)	—
Fair value adjustments to warrant and derivative liabilities	252,000	—	(2,015,000)	—
Other income	1,164,000	—	1,164,000
TOTAL OTHER INCOME (EXPENSE)	(681,000)	8,000	(3,657,000)	16,000

LOSS BEFORE INCOME TAXES	(2,167,000)	(2,145,000)	(6,113,000)	(4,372,000)
Provision for income taxes	—	—	(1,000)	(1,000)
NET LOSS	$(2,167,000)	$(2,145,000)	$(6,114,000)	$(4,373,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.69)	$(0.31)	$(2.95)	$(0.63)

Weighted average shares outstanding — basic and diluted	3,136,955	7,160,890	2,074,380	7,119,569

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For The Six Months Ended June 30, 2015
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	6,931,984	$7,000	$35,880,000	$(21,197,000)	$14,690,000
Issuance of common stock for compensation	22,578	—	—	—	—
Stock-based compensation	—	—	680,000	—	680,000
Exercise of warrants, cashless	208,184	—	—	—	—
Tax withholding on net issuance of common stock for-compensation	—	—	(45,000)	—	(45,000)
Net loss	—	—	—	(4,373,000)	(4,373,000)
Balance, June 30, 2015	7,162,746	$7,000	$36,515,000	$(25,570,000)	$10,952,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,114,000)	$(4,373,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,000	227,000
Amortization of deferred finance costs	2,404,000	—
Stock-based compensation	501,000	680,000
Non-cash investment income	—	(11,000)
Gain on extinguishment of derivative liability	(1,164,000)	—
Fair value adjustments to warrant and derivative liabilities	2,015,000	—
Changes in assets and liabilities:
Prepaids and other current assets	102,000	(115,000)
Accounts payable	548,000	45,000
Accrued expenses	(139,000)	(98,000)
Accrued compensation	85,000	109,000
Deferred rent	64,000	(18,000)
Net cash used in operating activities	(1,623,000)	(3,554,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(540,000)	(168,000)
Expenditures for patents and domain names	(65,000)	(165,000)
Purchase of restricted cash investment	—	(100,000)
Sale of investment held-to-maturity	—	10,000,000
Purchase of investments held-to-maturity	—	(9,989,000)
Net cash used in investing activities	(605,000)	(422,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock from the IPO	18,630,000	—
Deferred IPO cost	(2,388,000)	—
Proceeds from issuance of warrants	1,000
Payment of tax withholdings on net issuance of common stock for compensation	—	(45,000)
Net cash provided by (used in) financing activities	16,243,000	(45,000)
NET INCREASE (DECREASE) IN CASH	14,015,000	(4,021,000)
CASH — Beginning of period	3,339,000	5,803,000
CASH — End of period	$17,354,000	$1,782,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$404,000	$—
Taxes Paid	$1,000	$1,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Conversion of senior note	$7,000,000	$—
Conversion of subordinated note	$2,400,000	$—
Extinguishment of derivative liability	$5,526,000	$—
Reclassification warrant liabilities to additional paid-in capital	$3,658,000	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Santa Barbara, California.  The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant Inc. for the three and six months ended June 30, 2014 and June 30, 2015. The condensed consolidated balance sheets presented in the consolidated financial statements represent the activities of Resonant Inc. as of December 31, 2014 and June 30, 2015.

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

We believe licensing our designs is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end modules that incorporate our designs.  We currently do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.

We completed our first single-band filter design (a duplexer) for band 3 in the first quarter of 2015.  This project has been our principal focus from inception through the first quarter of 2015, when we started a second project.  We developed the band 3 duplexer using commercial product specifications provided under a development agreement with a prospective customer.  The prospective customer terminated the formal development agreement in the first quarter of 2015 and informed us that our design did not meet all the specifications.

  We continued to work on this project directly with the filter manufacturer, or fabrication facility or fab, and have since completed the first generation of this band 3 filter. We consider the band 3 filter design to have competitive cost, size and performance. Additionally, in July 2015 we completed the second generation of this band 3 filter at a reduced cost and size and with improved performance. We are collaborating with the filter manufacturer to continue to submit the second generation band 3 filter design for consideration by our prospective customers and we are providing the fab with manufactured parts for testing.

In the first quarter of 2015, we started a development project with a second customer, a filter manufacturer, for the design of our next single-band RF filter, another duplexer.  This duplexer is for a different band than our first duplexer.  We have received the first set of manufactured parts of our design for review and testing, following which we expect revisions to the design prior to its completion. Our objective is to develop a new duplexer design for this second customer to market to RF front-end manufacturers and mobile device OEMs.  The second customer has not committed to use the resulting design and terms of a license have not been finalized.

We believe that our ISN technology will also enable us to produce tunable filters. These tunable filters are electronically programmed in real time for different RF frequency bands so that one filter can do the work of many and therefore replace multiple filters and significantly lower the cost and size of RF front-ends.  Several prospective customers have expressed interest and we are now developing a prototype tunable filter to demonstrate our value proposition.  We expect to have demonstration parts available for assessment by these prospective customers with the goal of securing a lead customer thereafter.

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

Initial Public Offering

We closed our IPO, of which we issued 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share, on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014, or IPO Date.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

MDB Capital Group, LLC, or MDB, acted as the sole underwriter for our IPO.  Simultaneous with the funding of the IPO, we issued the underwriter a five-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share, which we refer to as the Underwriting Warrant.  The warrant was not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement).

Our Senior Convertible Notes automatically converted into 2,087,667 shares of common stock effective upon the completion of the IPO.  We paid in cash the accrued interest of $404,000.  Similarly, our Subordinated Convertible Note automatically converted into 700,000 shares of common stock.  There was no accrued interest on this note.  The shares issued on conversion of the Senior Convertible Notes were subject to a 180-day lockup which expired November 24, 2014, and the shares issued on conversion of the Subordinated Convertible Note were subject to a 12-month lockup which expired May 28, 2015.

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  We have incurred accumulated losses at December 31, 2014 and June 30, 2015, of $21.2 million and $25.6 million, respectively, and cash and cash equivalents of $5.8 million and $1.8 million, respectively. Additionally, as of December 31, 2014 and June 30, 2015, we had $8.0 million and $8.0 million in short-term investments, respectively. These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue, we have incurred significant losses from operations since inception and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt. Our principal sources of liquidity as of June 30, 2015 consist of existing cash balances and investments of $9.8 million. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness and, ultimately, the achievement of significant operating revenues will be required for us to continue operations through 2016 and beyond. We have had discussions with potential customers that may provide funding through debt and/or equity instruments or the licensing of future filter designs. There can be no assurance that additional financing will be available to us from potential customers or others on acceptable terms or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The accompanying condensed consolidated financial statements at June 30, 2015 and for the three and six months ended June 30, 2014 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from our audited consolidated financial statements as of that date.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The accompanying condensed financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, derivatives, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

 Restricted Cash—Restricted cash at June 30, 2015 represents cash held within a certificate of deposit with a financial institution which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards. There was no restricted cash as of December 31, 2014.

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

From January through June 2015, we invested in debt securities and federally insured certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of June 30, 2015, the amortized cost value is $8.0 million with an unrealized loss of $1,000 and a fair value of $8.0 million. The investments mature in various increments from August, 2015 through February, 2016. Investments representing $5.0 million are foreign debt securities of which $2.0 million matures on each of August 3, 2015 and October 22, 2015, and $1.0 million matures on August 5, 2015. The remaining $3.0 million in held-to-maturity investments are in federally insured certificates of deposit that mature at various amounts from February 5, 2016 through February 25, 2016. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $8,000 and $16,000 for the three and six months ended June 30, 2015, respectively, associated with these investments. There were no investment securities as of June 30, 2014.

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

Cash and Cash Equivalents—We consider all liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

Intangible Assets Subject to Amortization—At December 31, 2014 and June 30, 2015, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,000 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $0 and $51,000 for the three and six months ended June 30, 2014, respectively. There were no deferred financing costs for the three and six months ended June 30, 2015.

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

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase or decrease in fair value, if any, is recognized as an increase or decrease to compensation expense in the period the related services are rendered.

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

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Six Months Ended June 30,
	2014	2015
Common stock warrants	991,484	804,436
Common stock options	376,500	560,000
Total shares excluded from net loss per share attributable to common stockholders	1,367,984	1,364,436

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

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2014 and June 30, 2015, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and six months ended June 30, 2014 and June 30, 2015, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements and have determined that they have not or will not have a material impact on our condensed consolidated financial statements, or do not apply to our operations.

NOTE 3—BRIDGE LOANS, MEMBER LOAN AND CONVERTIBLE DEBT

Senior Convertible Note

We entered into a securities purchase agreement on June 17, 2013 for the sale to multiple investors of $7.0 million principal amount of senior secured convertible promissory notes, which we refer to as Senior Convertible Notes. MDB served as placement agent in this financing. We closed the sale on the same day and issued $7.0 million in principal amount of Senior Convertible Notes. We also paid $700,000 to MDB as a placement agent fee. The net cash proceeds were $6.3 million. We also issued to MDB a warrant to purchase shares of our common stock as consideration for its financing services, and another warrant to purchase shares of our common stock as consideration for business consulting services. The Senior Convertible Notes bore interest at a 6% per annum and were scheduled to mature on September 17, 2014 unless converted earlier.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $404,000 was paid from the proceeds of the IPO.  Additionally, the unamortized debt discount of $780,000 was fully amortized to interest expense for the three and six months ended June 30, 2014. Interest expense, excluding the unamortized debt discount write-off, was $289,000 and $728,000 for the three and six months ended June 30, 2014, respectively.  Due to the completion of the IPO and no new debt taken by us, there was no interest expense for the three and six months ended June 30, 2015.

Subordinated Convertible Note

On June 17, 2013, we issued to STI a subordinated senior secured convertible note in the principal amount $2.4 million, which we refer to as the Subordinated Convertible Note, as consideration for our acquisition from STI of its 300,000 Class C units of Resonant LLC and 100 shares of our common stock. The Subordinated Convertible Note did not bear interest and was scheduled to mature on September 17, 2014 unless converted earlier.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest.  Additionally, the unamortized debt discount of $61,000 was fully amortized to interest expense for the three months ended June 30, 2014. Interest expense, excluding the unamortized debt discount write-off, was $37,000 and $90,000 for the three and six months ended June 30, 2014, respectively. Due to the completion of the IPO, there was no interest expense for the three and six months ended June 30, 2015.

NOTE 4—WARRANT LIABILITIES

From time to time, we and Resonant LLC have issued warrants to purchase shares of common stock and units of membership interest, respectively. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

Bridge Warrants

In connection with and as an inducement to make the bridge loans in January and March 2013, Resonant LLC issued to each of our 3 founders five-year warrants to purchase Class B units of Resonant LLC at an exercise price of $0.40 per unit, which we refer to as the Bridge Warrants. The Bridge Warrants were issued in two tranches, at the same time the bridge loan was funded, with each founder receiving warrants for 20,833 Class B units on each of January 31, 2013 (for a total of 62,499 Class B units) and March 19, 2013 (for a total of 62,499 Class B units). The founders paid an aggregate of $1,000 in cash for the Bridge Warrants.

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

In addition, for placement agent services provided by MDB in connection with our Senior Convertible Note financing, we issued to MDB a seven-year warrant to purchase shares of our common stock, which we refer to as the Financing Warrant. The Financing Warrant is exercisable six months after the completion of our IPO and prior to June 15, 2020. The Financing Warrant is exercisable for a number of shares of our common stock equal to $700,000 divided by the Financing Warrant’s exercise price. Prior to consummation of our Qualified IPO, the exercise price was equal to $6,000,000 divided by the Fully Diluted Shares. Upon consummation of our Qualified IPO, the exercise price was adjusted to be equal to the conversion price of our Senior Convertible Notes. As the value of the Financing Warrant depended on future price movements of our equity, we estimated the fair value of the Financing Warrant at December 31, 2013 to be $700,000 using a Monte Carlo option-pricing model with the following assumptions: equity value of $20 million, different conversion prices for different scenarios, time to maturity of 6.5 years, volatility of 65.3% and risk free rate of 2.28%. (See Note 2).

In connection with the closing of our IPO, we also issued a third warrant to MDB related to their role as the sole underwriter for our IPO, we refer to this as the Underwriting Warrant.  We issued them a 5 -year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant was not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement) and expires May 28, 2019. We estimated the fair value of the Underwriting Warrant at issuance date to be $901,000 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.00 per share, time to maturity of 5 years, volatility of 63.1%, zero expected dividend rate and risk free rate of 1.5%. (See Note 2).

In August 2014 and October 2014, we entered into agreements with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock which become fully vested on July 21, 2015. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at June 30, 2015 to be $10,000 representing a decrease of $71,000 from the prior quarter. We used the Black-Scholes option valuation model with the following assumptions: market price of the stock of $2.98 per share, time to maturity of 2.0 years, volatility of 60%, zero expected dividend rate and risk free rate of 0.66%. Pursuant to the IR consultant agreement, in addition to monthly cash compensation of $5,000 per month, we issued to the IR consultant a 4-year consulting warrant, or IR Warrant, for the purchase of 6,000 shares of common stock that vests monthly over twelve months. The IR Warrant has an exercise price of $6.50 and expires on September 30, 2018. Since the IR Warrant vests monthly, we estimated the fair value of the IR Warrant at the date of each vesting period over the three and six month periods ending June 30, 2015 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $2.98 - $11.62 per share, time to maturity of 3.8 to 3.3 years, volatility of 60% to 81.8%, zero expected dividend rate and risk free rate range of 0.91% to 1.5%. Based on the monthly vesting fair values for the IR Warrant, we recorded expense of $2,000 and $11,000 for the three and six months periods ended June 30, 2015, respectively.

We recorded reductions of $(69,000) and $(29,000) for stock-based compensation related to the IR warrants during the three and six months ended June 30, 2015, respectively, which was included in general and administration expense.

A roll-forward of warrant share activity from January 1, 2014 to June 30, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of June 30, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
	680,984	310,500	—	991,484

A roll-forward of warrant share activity from January 1, 2015 to June 30, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	222,222	—	(104,444)	(2)	117,778
Financing Warrant(1)	208,763	—	(130,604)	(2)	78,159
Underwriting Warrant	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
	1,039,484	—	(235,048)		804,436

(1)
The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

(2)	During the six months ended June 30, 2015, there were 235,048 common stock warrants that were exercised through a cashless exercise which netted 208,184 shares being issued.

Due to the expiration of the redemption and put option features included in the warrants outstanding as of January 1, 2014, the warrants are no longer included as liabilities after the IPO Date. During the three and six months ended June 30, 2014, we recorded a gain of $252,000 and a loss of $382,000, respectively, for the change in fair value of those warrants. There was no expense for the three and six months ended June 30, 2015.

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

Stock Options to Employees and Consultants

During the three and six months ended June 30, 2014, we granted incentive stock options for the purchase of 376,500 shares of our common stock to our employees. The options have an exercise price range of $6.00 per share to $7.20 per share with a term of 10 years. A portion of the options vested immediately with the remaining options vesting quarterly over eight to sixteen quarters. The stock options granted had an aggregate grant date fair value of $1.2 million for the three and six months ended June 30, 2014, respectively, utilizing the Black-Scholes option valuation model.

During the three and six months ended June 30, 2015, we granted incentive stock options for the purchase of 15,000 and 70,000 shares, respectively, of our common stock to our employees. The options have an exercise price range of $4.13 per share to $12.98 per share with a term of ten years. The options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $38,000 and $367,000 for the three and six months ended June 30, 2015, respectively, utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the six months ended June 30, 2014 and June 30, 2015 using the Black-Scholes option valuation model. The fair values of stock options granted for the period were estimated using the following assumptions:

	Stock Option Grants Awarded During the Six Months Ended June 30, 2014	Stock Option Grants Awarded During the Six Months Ended June 30, 2015
Stock Price	$6.00 to $7.72	$4.13 to $12.98
Dividend Yield	0.00%	0.00%
Expected Volatility	69.8%	60%
Risk-free interest rate	2.0%	1.44% - 1.83%
Expected Life	6.93 to 7 years	7 years

Stock-based compensation expense related to stock options for employees was $129,000 and $237,000 for the three and six months ended June 30, 2015, respectively, and was $250,000 for the three and six months ended June 30, 2014. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and six months ended June 30, 2015, there was no forfeiture rate applied as there have been very minimal forfeitures since the grant of awards and we do not expect to incur any for those shares currently awarded.

For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $17,000 for the six months ended June 30, 2015 and was $212,000 for the three and six months ended June 30, 2014. The decline in the market price of our common stock resulted in the reduced value of the stock options for the three months ended June 30, 2015 and we recorded a recovery of expense of $2,000 related to consultant stock options.

Stock Option Award Activity

The following is a summary of our stock option activity during the six months ended June 30, 2014.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Total Grant Date Fair Value
Outstanding, January 1, 2014	—	$—	$—	—	$—
Granted	376,500	6.00	4.01	9.91	1,525,415
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, June 30, 2014	376,500	$6.00	$4.01	9.91	$1,525,415

Exercisable, January 1, 2014	—	$—	$—	—	$—
Vested	106,891	6.00	4.01	9.91	461,576
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercisable, June 30, 2014	106,891	$6.00	$4.01	9.91	$461,576

The following is a summary of our stock option activity during the six months ended June 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Total Grant Date Fair Value
Outstanding, January 1, 2015	491,200	$6.13	$4.14	9.42	$2,034,000
Granted	70,000	8.84	5.24	9.74	367,000
Exercised	—	—	—	—	—
Forfeited	(1,200)	8.06	5.19	—	(6,000)
Outstanding, June 30, 2015	560,000	$6.46	$4.28	9.03	$2,395,000

Exercisable, January 1, 2015	142,895	$6.02	$4.01	9.41	$574,000
Vested	72,222	6.48	4.22	8.79	278,000
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercisable, June 30, 2015	215,117	$6.17	$4.08	8.87	$852,000

The following table presents information related to stock options outstanding and exercisable at June 30, 2015:

Stock Options Outstanding		Stock Options Exercisable
Exercise Price	Outstanding Number of Stock Options	Weighted Average Remaining Life In Years	Exercisable Number of Stock Options
$4.13 – $6.00	384,000	8.85	191,110
$6.49 – $6.97	47,500	9.19	8,753
$7.20 – $8.06	98,500	8.83	13,378
$11.44 – $12.98	30,000	9.65	1,876
	560,000	8.87	215,117

As of June 30, 2015, there was $1.4 million of unrecognized compensation expense related to unvested employee stock option, which is expected to be recognized over a weighted-average period of approximately 2.9 years. There was no aggregate intrinsic value of outstanding stock options and options vested as of June 30, 2015 as there were no stock options outstanding or vested which represent stock options whose exercise price was less than the closing fair market value of our common stock on June 30, 2015 of $2.98 per share.

Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three and six months ended June 30, 2015, we recorded $175,000 and $421,000 respectively, of stock-based compensation related to the restricted stock unit shares that have been issued to-date. During the three and six months ended June 30, 2014, we recorded $39,000 of stock-based compensation related to restricted stock units. Shares vested during the three and six months ended June 30, 2015 were 6,411 shares and 26,919 shares, respectively, of which 1,941 shares and 4,341 shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities. Shares vested during the three and six months ended June 30, 2014 were 6,410 shares, of which 1,381 were surrendered by the employees for payment of payroll tax withholding liabilities.

A summary of restricted stock unit activity for the six months ended June 30, 2015 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2015	131,267	$6.00
Granted	212,403	7.40
Vested	(26,919)	6.42
Cancelled	—	—
Outstanding at June 30, 2015	316,751	$6.90

As of June 30, 2015, there was $1.8 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 3.0 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

For 2015 we have put in place a performance based bonus program which identifies five specific performance objectives to be accomplished during 2015 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board.

The performance bonus amounts will be based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 13.34% per objective plus an additional 10% bonus for non-executive employees and a multiplier range from 16.67% to 25.00% per objective for the executive employees. The performance bonus will be paid in the form of restricted stock units which will vest half on the issuance date and the remaining half on January 1, 2017. The number of shares granted to each employee will be determined based on the performance bonus amount divided by the 10-day average stock price prior December 31, 2015. The grant date is expected to be in the first quarter of 2016. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the three and six months ended June 30, 2015, we recorded $99,000 and $196,000, respectively, of stock-based compensation which represents one-quarter of one-half and one-quarter, respectively, of the estimated performance bonus amount. The estimated performance bonus amount has been recorded, as the achievement of a portion of the performance conditions were considered probable.

Total equity-based compensation cost recorded in the condensed consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services and excludes the performance bonus accrual and warrant consultant cost, is allocated as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015
Research and development
Employees	$166,000	$131,000	$166,000	$307,000
Non-employees	45,000	2,000	45,000	19,000
General and administrative
Employees and directors	108,000	168,000	108,000	328,000
Non-employees	181,000	1,000	181,000	21,000
	$500,000	$302,000	$500,000	$675,000

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

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability during the three and six months ended June 30, 2014:

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Financing Warrant	6.25	2.09%	69.9%	0.00%
Senior Convertible Note Derivative Liability	0.5	0.13%	96.3%	80% – 95%

The following assumptions were used in the Black-Scholes option valuation model to determine the fair value of the warrant liabilities:

	March 31, 2014	IPO Date
Assumptions:
Risk-free interest rate	1.32% - 2.02%	1.25% - 2.31%
Expected dividend yield	0.00%	0.00%
Expected volatility	64.3% - 69.8%	64.0% - 69.6%
Expected term (in years)	3.83 – 6.25	3.58 – 5.95

We used a fair value per share of our common stock of $6.00 as of the IPO Date to determine the fair value of derivative and warrant liabilities.

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

As a result of the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, under accounting rules, these warrant liabilities are no longer classified as liabilities. There are no warrant liabilities or other liabilities to be measured at fair value on a recurring basis as of June 30, 2015.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs as of June 30, 2014:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at January 1, 2014	$3,276,000	$5,057,000
Change in fair value	382,000	1,633,000
Write-off due to conversion and IPO	(3,658,000)	(6,690,000)
Balance at June 30, 2014	$—	$—

(1)
The change in the fair value of the warrants was recorded as a gain of $252,000 and a reduction of $(382,000) to other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2014, respectively. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million to additional paid-in capital in the consolidated balance sheet as of December 31, 2014. There were no warrant liabilities as of June 30, 2015.

(2)
The change in the fair value of the senior convertible note derivative liability was recorded as a reduction to other income (expense) in the condensed consolidated statement of operations of $0 and ($1.6 million) for the three and six months ended June 30, 2014, respectively. The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.2 million to other income in the consolidated statement of operations for the year ended December 31, 2014. There were no derivative liabilities as of June 30, 2015.

NOTE 7— COMMITMENT AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,101 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,154 and extended the lease term through July, 2017. We have a renewal option for an additional 3 years term. The original lease included a tenant improvement allowance of $72,000 and the amended lease included an additional tenant improvement allowance of $38,000. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2014 and as leasehold improvements as of June 30, 2015 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease had a two-year term, and rental costs of approximately $4,169 per month. In May 2015, we renewed the lease for a one year period expiring November 30, 2016 with rental costs of $4,925 per month.

Rent expense related to our facilities and equipment for the three months ended June 30, 2014 and June 30, 2015 was $26,000 and $38,000, respectively and for the six months ended June 30, 2014 and June 30, 2015 was $51,000 and $75,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business. Beginning on March 17, 2015, three putative class action lawsuits were commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California.  The three lawsuits, which are described below, each purport to assert claims under the federal securities laws based on similar allegations. As described below, on June 9, 2015, the court entered an order consolidating these three putative class action lawsuits into one consolidated action; however, plaintiffs in the consolidated action have not yet filed a consolidated complaint.

On March 17, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Paggos v. Resonant Inc., et al., No. 2:15-cv-01970. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between August 14, 2014 and February 26, 2015 (the “Paggos Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Paggos Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

On March 19, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John DeVouassoux v. Resonant Inc., et al., No. 2:15-cv-02054. The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and February 26, 2015 (the “DeVouassoux Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our financial well-being and prospects, our common stock traded at artificially inflated prices throughout the DeVouassoux Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

On March 31, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned Ramon Arias v. Resonant Inc., et al., No. 2:15-cv-02369. Later the same day, an amended complaint was filed.  The plaintiff alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act. The plaintiff purports to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between August 14, 2014 and February 26, 2015 (the “Arias Class Period”). The plaintiff alleges that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Arias Class Period. The plaintiff seeks compensatory damages and fees and costs, among other relief, but has not specified the amount of damages being sought in the action.

On June 9, 2015, the court entered an order consolidating the Paggos, DeVouassoux and Arias actions into one consolidated action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx). On August 7, 2015, the court entered an order appointing William Haskins and Brent Kaneshiro as co-lead plaintiffs in the consolidated action. The court has set a schedule under which co-lead plaintiffs are anticipated to file a consolidated amended complaint no later than September 21, 2015.

We deny the material allegations of these three actions and intend to defend them vigorously. We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. As of June 30, 2015, we have incurred legal expenses of approximately $22,000 and expect to incur some costs to defend these suits in the future. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters.

Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. Based on the very early stage of litigation for the cases referred to above, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of June 30, 2014 and June 30, 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three and six months ended June 30, 2014 and June 30, 2015, respectively, with respect to litigation or loss contingencies.

NOTE 8—SUBSEQUENT EVENTS

We evaluated subsequent events through August 13, 2015, the date of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2015.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the status of filter designs under development;

•	the prospects for licensing filter designs upon completion of development;

•	plans for other filter designs not currently in development;

•	potential customers for our designs;

•	the timing and amount of future royalty streams;

•	our plans regarding the use of proceeds from our IPO and the expected duration of our capital resources;

•	our plans regarding future financings;

•	our hiring plans;

•	the impact of our designs on the mobile device market;

•	our business strategy;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our dependence on growth in our customers’ businesses;

•	the effects of market conditions on our stock price and operating results;

•
our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;

•	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•	our ability to introduce new filter designs and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our intellectual property;

•	our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies or technologies; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

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

We believe licensing our designs is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end modules that incorporate our designs.  We currently do not intend to manufacture or sell any physical products or operate as a contract design business for a fee.

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

Single Band Designs

We completed our first single-band filter design (a duplexer) for band 3 in the first quarter of 2015.  This project has been our principal focus from inception through the first quarter of 2015, when we started a second project.  We developed the band 3 duplexer using commercial product specifications provided under a development agreement with a prospective customer.  The prospective customer terminated the formal development agreement in the first quarter of 2015 and informed us that our design did not meet all their specifications.

We are continuing work on this project, but the prospective customer has advised us to work through the filter manufacturer, or fabrication facility or fab.  The first generation of this band 3 filter has been completed and we consider the band 3 filter design to have competitive cost, size and performance characteristics. Additionally, in July 2015 we completed the second generation of this band 3 filter at a reduced size and with improved performance. We are collaborating with the filter manufacturer to submit the second generation band 3 filter design for consideration by our prospective customers and we are providing the fab with manufactured parts for testing.

We also believe the first project has enabled us to expand our ISN technology and state-of-the-art filter design capabilities and demonstrate this capability by producing a commercially viable SAW duplexer for a typically BAW band.  We are presenting our current design to other prospective customers and providing them with manufactured parts for testing. The ability to provide manufactured parts for testing is a significant advancement in our marketing efforts.

In the first quarter of 2015, we started a development project with a second customer for the design of our next single-band RF filter, another duplexer.  This duplexer is for a different high-volume band than our first duplexer.  We have received the first set of manufactured parts of our design for review and testing, following which we expect revisions to the design prior to completion. Our objective is to develop a new duplexer design for this second customer to market to RF front-end manufacturers and mobile device OEMs.  The design, which is estimated to take less than a year to develop, is intended to replace a BAW filter with a less expensive SAW filter.  The second customer has not committed to use the resulting design and terms of a license have not been finalized as of June 30, 2015.

Tunable Designs

We believe that our ISN technology will enable us to produce tunable filters. These tunable filters are electronically programmed in real time for different RF frequency bands so that one filter can do the work of many and therefore replace multiple filters and significantly lower the cost and size of RF front-ends.  Several prospective customers have expressed interest and we are now developing a prototype tunable filter to demonstrate our value proposition.  We expect to have demonstration parts available for assessment by these prospective customers with the goal of securing a lead customer thereafter.

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

We have earned no revenue since inception, and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $25.6 million from inception through June 30, 2015.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including costs related to the financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our principal sources of liquidity as of June 30, 2015 consist of existing cash balances and investments of $9.8 million, and we are currently using approximately $2.0 million in cash per quarter in operating and investment activities. We believe our current resources will provide sufficient funding for planned operations through the first half of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness and, ultimately, the achievement of significant operating revenues will be required for us to continue operations through 2016 and beyond. We have had discussions with potential customers that may provide funding through debt and/or equity instruments or the licensing of future filter designs. There can be no assurance that additional financing will be available to us from potential customers or others on acceptable terms or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2015

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers.  These consist primarily of the cost of employees and consultants, and to a lesser extent costs for equipment, software and supplies.  We also include the costs for our intellectual property development program under research and development.  This program focuses on patent strategy and invention extraction.

Research and development expenses increased $125,000, from $969,000 in the second quarter of 2014 to $1.1 million in the second quarter of 2015.  The increase was the result of the increased payroll, benefit costs, stock-based compensation expenses, consulting costs and development costs related to increased activity on our various duplexer designs under development.

General and Administrative Expenses. General and administrative expenses include salaries, taxes, employee benefits and stock-based compensation for the executives and administrative staff.  It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees.  We hired a chief financial officer and a controller in June 2014 and vice-president in September 2014. We hired one additional administrative person in May 2015.

General and administrative expenses increased $488,000, from $455,000 in the second quarter of 2014 to $943,000 in the second quarter of 2015.  The increase was due primarily to increased payroll, benefit costs, stock-based compensation, directors’ and officers’ insurance and accounting expenses. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth and the costs associated with operating as a public company. Additionally, we anticipate increased expenses related to the stock compensation, legal, audit, regulatory and investor relations services associated with maintaining compliance with Securities and Exchange Commission and NASDAQ requirements, director and officer insurance premiums and other costs associated with operating as a public company. We will incur additional costs throughout this year associated with the current securities litigation lawsuits filed against us.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $54,000, from $62,000 in second quarter of 2014 to $116,000 in second quarter of 2015, primarily as a result of our increases in fixed assets associated with our new corporate headquarters and new office equipment and machinery associated with the increase in employees in 2015.

Interest Income.  Interest income increased by $6,000, from $2,000 interest income in the second quarter of 2014 to $8,000 in the second quarter of 2015 primarily due to the increased cash and investment balances from the net proceeds of the IPO.  We expect interest income to fluctuate in proportion to our cash balances.

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

Interest expense decreased by $2.1 million, from $2.1 million in the second quarter of 2014 to none in the second quarter of 2015.  The decrease is due to the conversion the Senior Convertible Notes and the Subordinated Convertible Note into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

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

There was a decrease of the fair value of the warrant and derivative liabilities during the second quarter of 2014 resulting in non-cash income of $252,000 for the second quarter of 2014.  The decrease in the fair value of these liabilities in 2014 is primarily due to a decrease in our share price and the related enterprise valuation.  The IPO triggered (a) the conversion of all debt into equity and (b) the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant.  These events eliminated all warrant and derivative liabilities as of May 29, 2014.  Consequently, we ceased recording any further quarterly adjustments after that date for the fair value of warrant or derivative liabilities or any associated gain or loss from such adjustments.

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

Other income in the second quarter of 2014 consisted of a $1.2 million non-cash gain from the extinguishment of the derivative liability associated with our Senior Convertible Notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for the second quarter of 2014. There were no items in other income for the second quarter of 2015.

Income Taxes.  We have no revenues and are currently operating at a loss.  Consequently, our only tax liabilities for both periods were for minimum taxes in the States where we conduct business.

Comparison of Six Months Ended June 30, 2014 and 2015

Research and Development.  Research and development expenses increased $687,000, from $1.4 million in the first six months of 2014 to $2.1 million in the first six months of 2015.  The increase was the result of the increased payroll, benefit costs, stock-based compensation expenses, consulting costs and development costs related to increased activity on our duplexer designs under development.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, from $977,000 in the first six months of 2014 to $2.1 million in the first six months of 2015.  The increase was due primarily to increased payroll, benefit costs, stock-based compensation, directors’ and officers’ insurance, accounting expenses and the costs associated with operating as a public company since our IPO.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $152,000, from $75,000 in first six months of 2014 to $227,000 in first six months of 2015, primarily as a result of our increases in fixed assets associated with our new corporate headquarters and new office equipment and machinery associated with the increase in employees in 2015.

Interest Income.  Interest income increased by $14,000, from $2,000 interest income in the first six months of 2014 to $16,000 in the first six months of 2015 primarily due to the increased cash balances and investments from the net proceeds of the IPO.  We expect interest income to fluctuate in proportion to our cash balances.

Interest Expense.  Interest expense decreased by $2.8 million, from $2.8 million in the first six months of 2014 to none in the first six months of 2015.  The decrease is due to the conversion the Senior Convertible Notes and the Subordinated Convertible Note into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

Fair Value Adjustments to Warrant and Derivative Liabilities.  There was an increase of the fair value of the warrant and derivative liabilities during the first six months of 2014 resulting in non-cash expense of $2.0 million for the first six months of 2014.  The increase in the fair value of these liabilities in 2014 is primarily due to an increase in our share price and the related enterprise valuation.  The IPO triggered (a) the conversion of all debt into equity and (b) the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant.  These events eliminated all warrant and derivative liabilities as of IPO Date.  Consequently, we ceased recording any further quarterly adjustments after that date for the fair value of warrant or derivative liabilities or any associated gain or loss from such adjustments.

Other Income.  Other income in the first six months of 2014 consisted of a $1.2 million non-cash gain from the extinguishment of the derivative liability associated with our Senior Convertible Notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for the second quarter of 2014. There were no items in other income in the first six months of 2015.

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

We had current assets of $10.0 million and current liabilities of $775,000 at June 30, 2015, resulting in working capital of $9.2 million.  This compares to working capital of $16.6 million at June 30, 2014 and $13.2 million at December 31, 2014.  The change in working capital is primarily the result of the use of cash in our normal business operations.

Our principal sources of liquidity consist of existing cash balances and investments of $9.8 million at June 30, 2015, and we are currently using approximately $2.0 million in cash per quarter in operating and investing activities. We believe our current resources will provide sufficient funding for planned operations through the first half of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness and, ultimately, the achievement of significant operating revenues will be required for us to continue operations through 2016 and beyond. We have had discussions with potential customers to provide funding through debt and/or equity instruments or the licensing of future filter designs. There can be no assurance that additional financing will be available to us from potential customers or others on acceptable terms or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when needed to continue our operations.  If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash Flow Analysis

Operating activities used cash of $1.6 million in the first six months of 2014 and $3.6 million in the first six months of 2015.  The increase is primarily the result of increased expenses following our IPO in June 2014 and an increase in expenses associated with being a public company.  These cash uses were partially offset by non-cash expenses including stock-based compensation and depreciation and amortization. Additionally, the first six months of 2014 included significant offsets to the net loss from the fair value change in the warrant and derivative liabilities and the amortization of deferred finance costs.

Investing activities used cash of $605,000 in the first six months of 2014 and $422,000 in the first six months of 2015.  The decrease of $183,000 resulted primarily from the reduction in capital expenditures from 2014 to 2015 as we had completed our office headquarters in 2014 and had no similar expense in 2015. The decrease was offset by an increase of $100,000 related to the restricted cash commitment attributable to our corporate credit cards.

Financing activities provided cash of $16.2 million in the first six months of 2014 and used cash of $45,000 in the first six months of 2015.  For the 2014 period, cash provided was a result of funding from our IPO offset by IPO costs.  For the 2015 period, cash used in financing activities resulted from of the payment of withholding taxes related to the issuance of common stock as compensation to employees.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2015 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

On March 17, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John Paggos v. Resonant Inc., et al., No. 2:15-cv-01970. On March 19, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned John DeVouassoux v. Resonant Inc., et al., No. 2:15-cv-02054. On March 31, 2015, a putative class action lawsuit was commenced against the Company, Terry Lingren and John Philpott, in the United States District Court for the Central District of California, captioned Ramon Arias v. Resonant Inc., et al., No. 2:15-cv-02369. Both of the Paggos and DeVouassoux actions are described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, and the Arias action is described in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 9, 2015, the court entered an order consolidating the Paggos, DeVouassoux and Arias actions into one consolidated action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx). On August 7, 2015, the court entered an order appointing William Haskins and Brent Kaneshiro as co-lead plaintiffs in the consolidated action. The court has set a schedule under which co-lead plaintiffs are anticipated to file a consolidated amended complaint no later than September 21, 2015.

Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such risk factors during the three and six months ended June 30, 2015, except for the addition of the following:

Security breaches and improper access to or disclosure of our proprietary information, or other hacking attacks on our systems, could adversely affect our business.

Our industry is prone to cyber attacks, with third parties seeking unauthorized access to our proprietary information and technology. Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry and may occur on our systems in the future. We believe such attempts are increasing in number and in technical sophistication, and in some instances we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be unaware of an incident or its magnitude and effects. Although we have developed systems and processes that are designed to protect our proprietary information and to prevent other cybersecurity breaches, we cannot guarantee that such measures will provide absolute security.

Any failure to prevent or mitigate security breaches and improper access to or disclosure of our proprietary information could result in the loss or misuse of such proprietary information, which could harm our business and diminish our competitive position. Such attacks may also create system disruptions or cause shutdowns. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers and reduce demand for our products and services.

Affected private parties or government authorities could initiate legal or regulatory actions against us in connection with any security breaches, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, and operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1	Amendment No. One to Lease, dated May 5, 2015, between the Registrant and SeaBreeze I VentureTIC					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: August 13, 2015	Resonant Inc.

	By:	/s/ John M. Philpott
John M. Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)