Form 10-Q
period 2015-09-30
Resonant Inc
filed 2015-11-12
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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
Goleta, California 93117
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

As of November 11, 2015, the issuer had 7,216,072 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2014	September 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,803,000	$2,861,000
Prepaid expenses and other current assets	106,000	115,000
Investments held-to-maturity	7,999,000	5,004,000
TOTAL CURRENT ASSETS	13,908,000	7,980,000

PROPERTY AND EQUIPMENT
Property and equipment, gross	1,249,000	1,625,000
Less: Accumulated depreciation and amortization	(208,000)	(543,000)
PROPERTY AND EQUIPMENT, NET	1,041,000	1,082,000

NONCURRENT ASSETS
Patents and domain names, net	500,000	747,000
Restricted cash	—	100,000
Other assets	15,000	15,000
TOTAL NONCURRENT ASSETS	515,000	862,000

TOTAL ASSETS	$15,464,000	$9,924,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$223,000	$383,000
Accrued expenses	146,000	49,000
Accrued salaries and payroll related expenses	315,000	732,000
Deferred rent, current portion	36,000	34,000
TOTAL CURRENT LIABILITIES	720,000	1,198,000

LONG-TERM LIABILITIES
Deferred rent	54,000	28,000

TOTAL LIABILITIES	774,000	1,226,000

Commitments and contingencies (Note 7)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 6,931,984 outstanding as of December 31, 2014, and 7,205,907 outstanding as of September 30, 2015	7,000	7,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2014 and September 30, 2015	—	—
Additional paid-in capital	35,880,000	37,132,000
Accumulated deficit	(21,197,000)	(28,441,000)
TOTAL STOCKHOLDERS’ EQUITY	14,690,000	8,698,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,464,000	$9,924,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	623,000	1,167,000	2,026,000	3,258,000
General and administrative expenses	760,000	1,584,000	1,736,000	3,654,000
Depreciation and amortization	66,000	127,000	142,000	354,000
TOTAL OPERATING EXPENSES	1,449,000	2,878,000	3,904,000	7,266,000
OPERATING LOSS	(1,449,000)	(2,878,000)	(3,904,000)	(7,266,000)

OTHER INCOME (EXPENSE)
Interest and investment income	13,000	7,000	15,000	23,000
Interest expense	(10,000)	—	(2,818,000)	—
Fair value adjustments to warrant and derivative liabilities	—	—	(2,015,000)	—
Other income	—	—	1,164,000	—
TOTAL OTHER INCOME (EXPENSE)	3,000	7,000	(3,654,000)	23,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,446,000)	(2,871,000)	(7,558,000)	(7,243,000)
Provision for income taxes	—	—	(1,000)	(1,000)
NET LOSS	$(1,446,000)	$(2,871,000)	$(7,559,000)	$(7,244,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.21)	$(0.40)	$(2.04)	$(1.01)

Weighted average shares outstanding — basic and diluted	6,897,751	7,179,178	3,699,839	7,139,657

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For The Nine Months Ended September 30, 2015
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	6,931,984	$7,000	$35,880,000	$(21,197,000)	$14,690,000
Issuance of common stock for compensation	32,739	—	—	—	—
Stock issued to consultants for services	33,000	—	156,000	—	156,000
Stock-based compensation	—	—	1,141,000	—	1,141,000
Exercise of warrants, cashless	208,184	—	—	—	—
Tax withholding on net issuance of common stock for-compensation	—	—	(45,000)	—	(45,000)
Net loss	—	—	—	(7,244,000)	(7,244,000)
Balance, September 30, 2015	7,205,907	$7,000	$37,132,000	$(28,441,000)	$8,698,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,559,000)	$(7,244,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,000	354,000
Amortization of deferred finance costs	2,404,000	—
Stock-based compensation	656,000	1,297,000
Non-cash investment income	(9,000)	(16,000)
Gain on extinguishment of derivative liability	(1,164,000)	—
Fair value adjustments to warrant and derivative liabilities	2,015,000	—
Changes in assets and liabilities:
Prepaids and other current assets	106,000	(10,000)
Other assets	(3,000)	—
Accounts payable	54,000	160,000
Accrued salaries and payroll related expenses	(89,000)	(96,000)
Accrued compensation	141,000	417,000
Deferred rent	58,000	(27,000)
Net cash used in operating activities	(3,248,000)	(5,165,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(587,000)	(377,000)
Expenditures for patents and domain names	(82,000)	(266,000)
Purchase of restricted cash investment	—	(100,000)
Redemption of investments held-to-maturity	—	13,000,000
Purchase of investments held-to-maturity	(7,980,000)	(9,989,000)
Net cash provided by (used in) investing activities	(8,649,000)	2,268,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock from the IPO	18,630,000	—
Deferred IPO cost	(2,388,000)	—
Proceeds from issuance of warrants	1,000	—
Payment of tax withholdings on net issuance of common stock for compensation	—	(45,000)
Net cash provided by (used in) financing activities	16,243,000	(45,000)
NET INCREASE (DECREASE) IN CASH	4,346,000	(2,942,000)
CASH AND CASH EQUIVALENTS — Beginning of period	3,339,000	5,803,000
CASH AND CASH EQUIVALENTS — End of period	$7,685,000	$2,861,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$414,000	$—
Taxes Paid	$1,000	$1,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Conversion of senior note	$7,000,000	$—
Conversion of subordinated note	$2,400,000	$—
Extinguishment of derivative liability	$5,526,000	$—
Reclassification warrant liabilities to additional paid-in capital	$3,658,000	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Goleta, California.

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

We completed our first single-band filter design (a duplexer) for band 3 in the first quarter of 2015.  This project was our principal focus from inception through the first quarter of 2015, when we started a second project.  We developed the band 3 duplexer using commercial product specifications provided under a development agreement with a prospective customer.  The prospective customer terminated the formal development agreement in the first quarter of 2015 and informed us that our design did not meet all the specifications.

  We continued to work on this project directly with the filter manufacturer, or fabrication facility or fab, and have since completed the first generation of this band 3 filter. We consider our band 3 filter design to have competitive cost, size and performance. In July 2015, we completed the second generation of this band 3 filter at a reduced cost and size and with improved performance. The current design is in the qualification process with the fab which is a necessary step before final design acceptance. We continue to provide manufactured parts for testing and related performance data of the second generation band 3 part to prospective customers for consideration. We are also in discussions with other fabs to provide them our band 3 filter design for manufacturing and potential sale to their prospective customers. No prospective customer or fab has committed to use our band 3 filter design.

In the first quarter of 2015, we started a development project with a second customer, a filter manufacturer, for the design of our next single-band RF filter, another duplexer.  This duplexer is for a different high-volume band than our first duplexer and, like Band 3, is another hard band, a traditionally-BAW band.  We have designed several revisions, or turns, of the manufactured parts of our design for review and testing, and expect several additional turns prior to the design's completion. Our objective is to develop a new duplexer design for this second customer to market to RF front-end manufacturers and mobile device OEMs.  The second customer has not committed to use the resulting design and terms of a license have not been finalized.

During the third quarter of 2015, we commenced feasibility work on a number of new filter designs for prospective customers. As part of these efforts, we are working with a new fab that has experience in manufacturing RF filters and has significant manufacturing capabilities. While we are pursuing formal filter design projects for these prospective customers with the hope of these becoming formal filter design projects, we are still in the feasibility stage and there can be no assurance that our efforts will be successful or, if successful, that any project will result in the completion or license of a filter design.

We believe that our ISN technology will also enable us to produce tunable, or reconfigurable, filters. These tunable filters are electronically programmed in real time for different RF frequency bands so that one filter can do the work of many and therefore replace multiple filters, significantly lowering the cost and size of RF front-ends.  We commenced work on a tunable filter that reconfigures between two bands. We have advanced the design to initial parts and it is currently being optimized. We are concurrently designing a tunable filter reconfigurable between three bands. Several prospective customers have expressed interest in a prototype tunable filter and our goal is to have demonstration parts that meet each of the individual band specifications and performance requirements. We plan to make these parts available for assessment by these prospective customers with the goal of securing a lead customer thereafter. The design of a tunable filter has not ever been commercialized for use in the RF front end and there can be no assurance that we can ever design a tunable filter that meets the necessary specifications and performance criteria to become a commercial filter design nor that any prospective customer will be interested in advancing the design.

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

Initial Public Offering

We closed our IPO on June 3, 2014, pursuant to which we issued 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market, or NASDAQ, under the symbol “RESN” on May 29, 2014, or IPO Date.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

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

Capital Resources and Liquidity

We have earned no revenue since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At December 31, 2014 and September 30, 2015, we had incurred accumulated losses of $21.2 million and $28.4 million, respectively, and we had cash and cash equivalents of $5.8 million and $2.9 million, respectively. Additionally, as of December 31, 2014 and September 30, 2015, we had $8.0 million and $5.0 million in short-term investments, respectively. These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  We do not yet have the ability to earn revenue, we have incurred significant losses from operations since inception and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt. Our principal sources of liquidity as of September 30, 2015 consist of existing cash balances and investments of $7.9 million. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness and, ultimately, the achievement of significant operating revenues will be required for us to continue operations beyond the second quarter of 2016. We continue to have discussions with potential customers and/or strategic corporate partners that may provide funding through debt and/or equity instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us from potential customers or others on acceptable terms or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The accompanying condensed consolidated financial statements at September 30, 2015 and for the three and nine months ended September 30, 2014 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2014 have been derived from our audited consolidated financial statements as of that date.

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

 Restricted Cash—Restricted cash at September 30, 2015 represents cash held within a certificate of deposit with a financial institution which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards. There was no restricted cash as of December 31, 2014.

Investments—Securities held-to-maturity: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment/Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

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

From January through September 2015, we invested in debt securities and federally insured certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of September 30, 2015, the amortized cost value is $5.0 million with an unrealized loss of $3,000 and a fair value of $5.0 million. The investments mature in various increments from October 2015 through February 2016. Investments representing $2.0 million are a foreign debt security which matured on October 22, 2015 and investments representing $3.0 million are federally insured certificates of deposit that mature at various amounts from February 5, 2016 through February 25, 2016. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $5,000 and $21,000 for the three and nine months ended September 30, 2015, respectively, associated with these investments. There were no investment securities as of September 30, 2014.

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

Property and Equipment—Property and equipment consists of leasehold improvements associated with our new corporate office, software purchased during the normal course of business, computer equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the lease term. Long-lived assets, including software are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Intangible Assets Subject to Amortization—At December 31, 2014 and September 30, 2015, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,000 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $0 and $745,000 for the three and nine months ended September 30, 2014, respectively. There were no deferred financing costs for the three and nine months ended September 30, 2015.

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

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Nine Months Ended September 30,
	2014	2015
Common stock warrants	1,033,484	804,463
Common stock options	421,500	566,300
Total shares excluded from net loss per share attributable to common stockholders	1,454,984	1,370,763

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

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2014 and September 30, 2015, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and nine months ended September 30, 2014 and September 30, 2015, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

Presentation of Financial Statements - Going Concern - In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is

intended to define management’s responsibility to evaluate whether there is substantial doubt about an organizations ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are evaluating the impact of ASU 2014-15 and plan to adopt once it becomes effective.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $404,000 was paid from the proceeds of the IPO.  Additionally, the unamortized debt discount of $780,000 was fully amortized to interest expense for the nine months ended September 30, 2014. Interest expense, excluding the unamortized debt discount write-off, was $0 and $728,000 for the three and nine months ended September 30, 2014, respectively.  Due to the completion of the IPO and no new debt taken by us, there was no interest expense for the three and nine months ended September 30, 2015.

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

Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest.  Additionally, the unamortized debt discount of $61,000 was fully amortized to interest expense for the nine months ended September 30, 2014. Interest expense, excluding the unamortized debt discount write-off, was $0 and $90,000 for the three and nine months ended September 30, 2014, respectively. Due to the completion of the IPO, there was no interest expense for the three and nine months ended September 30, 2015.

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

In addition, for placement agent services provided by MDB in connection with our Senior Convertible Note financing, we issued to MDB a seven-year warrant to purchase 208,763 shares of our common stock, which we refer to as the Financing Warrant. The Financing Warrant is exercisable six months after the completion of our IPO and prior to June 15, 2020. The Financing Warrant is exercisable for a number of shares of our common stock equal to $700,000 divided by the Financing Warrant’s exercise price. Prior to consummation of our Qualified IPO, the exercise price was equal to $6,000,000 divided by the Fully Diluted Shares. Upon consummation of our Qualified IPO, the exercise price was adjusted to be equal to the conversion price of our Senior Convertible Notes. As the value of the Financing Warrant depended on future price movements of our equity, we estimated the fair value of the Financing Warrant at December 31, 2013 to be $700,000 using a Monte Carlo option-pricing model with the following assumptions: equity value of $20 million, different conversion prices for different scenarios, time to maturity of 6.5 years, volatility of 65.3% and risk free rate of 2.28%. (See Note 2).

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

Investor Relations Warrants

In August 2014 and October 2014, we entered into agreements with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock that became fully vested on July 21, 2015. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at September 30, 2015 to be $13,000 representing an increase of $3,000 from the prior quarter. We used the Black-Scholes option valuation model with the following assumptions: market price of the stock of $3.34 per share, time to maturity of 2.0 years, volatility of 60%, zero expected dividend rate and risk free rate of 0.66%. In September, 2015 we amended the agreement with the IR Firm and adjusted the monthly cash compensation to $3,000 per month. Pursuant to our agreement with the IR consultant, in addition to monthly cash compensation of $5,000 per month, we issued to the IR consultant a 4-year consulting warrant, or IR Warrant, for the purchase of 6,000 shares of common stock that vests monthly over twelve months. The IR Warrant has an exercise price of $6.50 and expires on September 30, 2018. Since the IR Warrant vests monthly, we estimated the fair value of the IR Warrant at the date of each vesting period over the three and nine month periods ending September 30, 2015 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $2.98 - $11.62 per share, time to maturity of 3.8 to 3.3 years, volatility of 60% to 81.8%, zero expected dividend rate and risk free rate range of 0.91% to 1.5%. Based on the monthly vesting fair values for the IR Warrant, we recorded expense of $0 and $11,000 for the three and nine months ended September 30, 2015, respectively.

We recorded an increase of $4,000 and a reduction of $26,000 for stock-based compensation related to the IR warrants during the three and nine months ended September 30, 2015, respectively, which was included in general and administrative expense.

A roll-forward of warrant share activity from January 1, 2014 to September 30, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of September 30, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant(1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
IR Consulting Warrant	—	42,000		42,000
	680,984	352,500	—	1,033,484

A roll-forward of warrant share activity from January 1, 2015 to September 30, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of September 30, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	222,222	—	(104,444)	(2)	117,778
Financing Warrant(1)	208,763	—	(130,577)	(2)	78,186
Underwriting Warrant	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
	1,039,484	—	(235,021)		804,463

(1)
The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

(2)	During the nine months ended September 30, 2015, there were 235,021 common stock warrants that were exercised through a cashless exercise which netted 208,184 shares being issued.

Due to the expiration of the redemption and put option features included in the warrants outstanding as of January 1, 2014, the warrants are no longer included as liabilities after the IPO Date. During the three and nine months ended September 30, 2014, we recorded $0 and a loss of $382,000, respectively, for the change in fair value of those warrants. There was no expense for the three and nine months ended September 30, 2015.

For reporting periods up through March 31, 2014, we used the Monte-Carlo option pricing model which takes into consideration the historical volatilities of comparable public companies using data from Capital IQ and implied volatiles from Bloomberg considering the differences in size among the public companies and us, and the warrant’s time to expiration. Estimates of expected term were based on the estimated time to expiration. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The Monte-Carlo model used daily steps, assuming 252 trading days per year, which was based on 52 weeks of 5 trading days less 8 holidays, a standard assumption in the industry.

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

Stock Options to Employees and Consultants

During the three and nine months ended September 30, 2014, we granted incentive stock options for the purchase of 45,000 and 421,500 shares, respectively, of our common stock to our employees. The options have an exercise price range of $6.00 per share to $7.20 per share with a term of 10 years. A portion of the options vested immediately with the remaining options vesting quarterly over eight to sixteen quarters. The stock options granted had an aggregate grant date fair value of $175,000 and $1.7 million for the three and nine months ended September 30, 2014, respectively, utilizing the Black-Scholes option valuation model.

During the three and nine months ended September 30, 2015, we granted incentive stock options for the purchase of 7,500 and 77,500 shares, respectively, of our common stock to our employees. The options have an exercise price range of $3.83 per share to $12.98 per share with a term of 10 years. The options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $17,000 and $384,000 for the three and nine months ended September 30, 2015, respectively, utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the nine months ended September 30, 2014 and September 30, 2015 using the Black-Scholes option valuation model. The fair values of stock options granted for the period were estimated using the following assumptions:

	Stock Option Grants Awarded During the Nine Months Ended September 30, 2014	Stock Option Grants Awarded During the Nine Months Ended September 30, 2015
Stock Price	$6.00 to $7.20	$3.83 to $12.98
Dividend Yield	0.00%	0.00%
Expected Volatility	56.6% - 69.8%	60%
Risk-free interest rate	2.01% - 2.56%	1.44% - 1.86%
Expected Life	6.93 to 7 years	7 years

Stock-based compensation expense related to stock options for employees was $213,000 and $450,000 for the three and nine months ended September 30, 2015, respectively, and was $83,000 and $333,000 for the three and nine months ended September 30, 2014, respectively. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and nine months ended September 30, 2015, there was no forfeiture rate applied as there have been very minimal forfeitures since the grant of awards and we do not expect to incur any for those shares currently awarded.

For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $22,000 and $39,000 for the three and nine months ended September 30, 2015, respectively, and was $15,000 and $227,000 for the three and nine months ended September 30, 2014, respectively.

Stock Option Award Activity

The following is a summary of our stock option activity during the nine months ended September 30, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Total Grant Date Fair Value
Outstanding, January 1, 2014	—	$—	$—	—	$—
Granted	421,500	6.00	4.03	9.70	1,701,000
Exercised	—	—	—	—	—
Canceled or expired	—	—	—	—	—
Outstanding, September 30, 2014	421,500	$6.00	$4.03	9.70	$1,701,000

Exercisable, January 1, 2014	—	$—	$—	—	$—
Vested	124,892	6.00	4.01	9.70	560,000
Exercised	—	—	—	—	—
Canceled or expired	—	—	—	—	—
Exercisable, September 30, 2014	124,892	$6.00	$4.01	9.70	$560,000

The following is a summary of our stock option activity during the nine months ended September 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years	Total Grant Date Fair Value
Outstanding, January 1, 2015	491,200	$6.13	$4.14	9.42	$2,034,000
Granted	77,500	8.36	4.95	9.52	384,000
Exercised	—	—	—	—	—
Forfeited	(2,400)	8.06	5.19	—	(12,000)
Outstanding, September 30, 2015	566,300	$6.57	$4.25	8.11	$2,406,000

Exercisable, January 1, 2015	142,895	$6.02	$4.01	9.41	$574,000
Vested	131,723	6.36	4.19	6.60	552,000
Exercised	—	—	—	—	—
Forfeited	(1,200)	8.06	5.19	—	(6,000)
Exercisable, September 30, 2015	273,418	$6.20	$4.09	7.21	$1,120,000

The following table presents information related to stock options outstanding and exercisable at September 30, 2015:

Stock Options Outstanding		Stock Options Exercisable
Exercise Price	Outstanding Number of Stock Options	Weighted Average Remaining Life In Years	Exercisable Number of Stock Options
$3.83 – $6.00	391,500	6.95	239,679
$6.49 – $6.97	47,500	8.95	11,723
$7.20 – $8.06	97,300	9.05	18,264
$11.44 – $12.98	30,000	9.41	3,752
	566,300	7.21	273,418

As of September 30, 2015, there was $1.1 million of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The aggregate intrinsic value of outstanding options and options vested as of September 30, 2015 were $13,000 and $400, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on September 30, 2015 of $4.68 per share.

 Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three and nine months ended September 30, 2015, we recorded $215,000 and $636,000 respectively, of stock-based compensation related to the restricted stock unit shares that have been issued to-date. During the three and nine months ended September 30, 2014, we recorded $47,000 and $96,000, respectively, of stock-based compensation related to restricted stock units. Shares vested during the three and nine months ended September 30, 2015 were 10,161 shares and 37,080 shares, respectively, of which no shares and 4,341 shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities. Shares vested during the three and nine months ended September 30, 2014 were 6,407 and 12,817 shares, respectively, of which 1,262 and 2,643, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities.

A summary of restricted stock unit activity for the nine months ended September 30, 2014 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2014	—	$—
Granted	174,500	6.00
Vested	(12,817)	6.00
Canceled	—	—
Outstanding at September 30, 2014	161,683	$6.00

A summary of restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2015	131,267	$6.00
Granted	343,930	6.36
Vested	(37,080)	6.14
Canceled	(26,446)	(8.06)
Outstanding at September 30, 2015	411,671	$6.13

As of September 30, 2015, there was $2.0 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.9 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

For 2015 we have put in place a performance based bonus program which identifies five specific performance objectives to be accomplished during 2015 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board.

The performance bonus amounts will be based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 13.34% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 25.00% per objective for executive employees. The performance bonus will be paid in the form of restricted stock units which will vest half on the issuance date and the remaining half on January 1, 2017. The number of shares granted to each employee will be determined based on the performance bonus amount divided by the 10-day average stock price prior December 31, 2015. The grant date is expected to be in the first quarter of 2016. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the three and nine months ended September 30, 2015, we recorded $85,000 and $281,000, respectively, of stock-based compensation which represents one-quarter of one-half and three-quarters of one-half, respectively, of the estimated performance bonus amount. The estimated performance bonus amount has been recorded, as the achievement of a portion of the performance conditions were considered probable.

Total equity-based compensation cost recorded in the condensed consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services and excludes the performance bonus accrual and warrant consultant cost, is allocated as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015
Research and development
Employees	$64,000	$154,000	$230,000	$461,000
Non-employees	11,000	13,000	56,000	32,000
General and administrative
Employees and directors	53,000	265,000	161,000	593,000
Non-employees	17,000	19,000	198,000	40,000
	$145,000	$451,000	$645,000	$1,126,000

Common Stock Issued to Consultants

In September 2015 we issued a total of 33,000 shares of our common stock to two consultants in exchange for business and corporate development services provided both in Asia and in the United States. We recorded $156,000 in stock compensation expense related to these stock issuances for the three and nine months ended September 30, 2015, which represents the fair value of the stock on the date of issuance. There were no similar items, or expense recorded, for the three or nine months ended September 30, 2014.

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

The following assumptions were used in the Monte Carlo option-valuation model to determine the fair value of the Financing Warrant and Senior Convertible Note derivative liability from January 1, 2014 to March 31, 2014, which was the last period the Monte Carlo option-valuation model was used for determining fair value.

	Expected Life (Years)	Risk Free Rate	Volatility	Probability of a Capital Raise
Financing Warrant	6.25	2.09%	69.9%	0.00%
Senior Convertible Note Derivative Liability	0.5	0.13%	96.3%	80% – 95%

The following assumptions were used in the Black-Scholes option valuation model to determine the fair value of the remaining warrant liabilities as of March 31, 2014 and all warrant liabilities as of the IPO Date:

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

As a result of the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, under accounting rules, these warrant liabilities are no longer classified as liabilities. There are no warrant liabilities or other liabilities to be measured at fair value on a recurring basis as of September 30, 2015.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs as of September 30, 2014:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at January 1, 2014	$3,276,000	$5,057,000
Change in fair value	382,000	1,633,000
Write-off due to conversion and IPO	(3,658,000)	(6,690,000)
Balance at September 30, 2014	$—	$—

(1)
The change in the fair value of the warrants was recorded as $0 and a reduction of $(382,000) to other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million to additional paid-in capital in the consolidated balance sheet as of December 31, 2014. There were no warrant liabilities as of September 30, 2015.

(2)
The change in the fair value of the senior convertible note derivative liability was recorded as a reduction to other income (expense) in the condensed consolidated statement of operations of $0 and ($1.6 million) for the three and nine months ended September 30, 2014, respectively. The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.2 million to other income in the consolidated statement of operations for the year ended December 31, 2014. There were no derivative liabilities as of September 30, 2015.

NOTE 7— COMMITMENTS AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,000 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,000 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,000 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,000 and extended the lease term through July, 2017. We have a renewal option for an additional 3 years term. The original lease included a tenant improvement allowance of $72,000 and the amended lease included an additional tenant improvement allowance of $38,000. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2014 and as leasehold improvements as of September 30, 2015 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease had a two-year term, and rental costs of approximately $4,000 per month. In May 2015, we renewed the lease for a one year period expiring November 30, 2016 with rental costs of $5,000 per month.

Rent expense related to our facilities and equipment for the three and nine months ended September 30, 2015 was $45,000 and $121,000, respectively. Rent expense for the three and nine months ended September 30, 2014 was $37,000 and $89,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business.

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. The plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between May 28, 2014 and April 2, 2015, or the Class Period, as well as a subclass of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. We anticipate filing a motion to dismiss the consolidated complaint on or before November 30, 2015. It is not known when the court will rule on the motion.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. We have not yet been served with the complaint in the derivative action. We intend to continue to defend ourselves vigorously in these actions.
We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters, and we expect to incur some costs to defend these suits in the future. As of September 30, 2015, we have incurred legal expenses of approximately $50,000 and expect to incur additional costs to defend these suits in the future. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters.
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. Based on the very early stage of litigation for the cases referred to above, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of September 30, 2014 and September 30, 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three and nine months ended September 30, 2014 and September 30, 2015, respectively, with respect to litigation or loss contingencies.

NOTE 8—SUBSEQUENT EVENTS

We evaluated subsequent events through November 12, 2015, the date of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2015.

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

We continued to work on this project directly with the filter manufacturer, or fabrication facility or fab, and have since completed the first generation of this band 3 filter. We consider our band 3 filter design to have competitive cost, size and performance. In July 2015, we completed the second generation of this band 3 filter at a reduced cost and size and with improved performance. The current design is in the qualification process with the fab which is a necessary step before final design acceptance. We continue to provide manufactured parts for testing and related performance data of the second generation band 3 part to prospective customers for consideration. We are also in discussions with other fabs to provide them our band 3 filter design for manufacturing and potential sale to their prospective customers. No prospective customer or fab has committed to use our band 3 filter design.

In the first quarter of 2015, we started a development project with a second customer, a filter manufacturer, for the design of our next single-band RF filter, another duplexer.  This duplexer is for a different high-volume band than our first duplexer and, like Band 3, is another hard band, a traditionally-BAW band.  We have designed several revisions, or turns, of the manufactured parts of our design for review and testing, and expect several additional turns prior to the design's completion. Our objective is to develop a new duplexer design for this second customer to market to RF front-end manufacturers and mobile device OEMs.  The second customer has not committed to use the resulting design and terms of a license have not been finalized.

During the third quarter of 2015, we commenced feasibility work on a number of new filter designs for prospective customers. As part of these efforts, we are working with a new fab that has experience in manufacturing RF filters and has significant manufacturing capabilities. While we are pursuing formal filter design projects for these prospective customers with the hope of these becoming formal filter design projects, we are still in the feasibility stage and there can be no assurance that our efforts will be successful or, if successful, that any project will result in the completion or license of a filter design.

Tunable Designs

We believe that our ISN technology will also enable us to produce tunable, or reconfigurable, filters. These tunable filters are electronically programmed in real time for different RF frequency bands so that one filter can do the work of many and therefore replace multiple filters and significantly lower the cost and size of RF front-ends.  We commenced work on a tunable filter that reconfigures between two bands. We have advanced the design to initial parts and it is currently being optimized. We are concurrently designing a tunable filter reconfigurable between three bands. Several prospective customers have expressed interest in a prototype tunable filter and our goal is to have demonstration parts that meet each of the individual band specifications and performance requirements. We plan to make these parts available for assessment by these prospective customers with the goal of securing a lead customer thereafter. The design of a tunable filter has not ever been commercialized for use in the RF front end and there can be no assurance that we can ever design a tunable filter that meets the necessary specifications and performance criteria to become a commercial filter design nor that any prospective customer will be interested in advancing the design.

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

We have earned no revenue since inception, and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $28.4 million from inception through September 30, 2015.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our principal sources of liquidity as of September 30, 2015 consist of existing cash balances and investments of $7.9 million, and we are currently using approximately $2.3 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the second quarter of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness and, ultimately, the achievement of significant operating revenues will be required for us to continue operations through the second quarter of 2016 and beyond. We continue to have discussions with potential customers and/or strategic corporate partners that may provide funding through debt and/or equity instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us from potential customers or others on acceptable terms or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of the Nasdaq Capital Market, or NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2015

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

Research and development expenses increased $544,000, from $623,000 in the third quarter of 2014 to $1.2 million in the third quarter of 2015.  The increase was the result of the increased payroll, benefit costs, stock-based compensation expenses, consulting costs and development costs related to increased activity on our various duplexer designs under development. We increased our research and development headcount from 12 to 17 during 2015.

General and Administrative Expenses. General and administrative expenses include salaries, taxes, employee benefits and stock-based compensation for the executives and administrative staff.  It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees.  We hired a chief financial officer and a controller in June 2014 and vice-president in September 2014. We hired two additional administrative employees between May 2015 and July 2015.

General and administrative expenses increased $824,000, from $760,000 in the third quarter of 2014 to $1.6 million in the third quarter of 2015.  The increase was due primarily to increased payroll, benefit costs, stock-based compensation, directors’ and officers’ insurance, accounting and legal expenses and a severance charge related to a separation agreement with a terminated employee. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth and the costs associated with operating as a public company. Additionally, we anticipate increased expenses related to the stock-based compensation, legal, audit, regulatory and investor relations services associated with maintaining compliance with Securities and Exchange Commission and NASDAQ requirements, director and officer insurance premiums, and other costs associated with operating as a public company. We will incur additional costs throughout this year associated with the current securities litigation lawsuits filed against us.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $61,000, from $66,000 in the third quarter of 2014 to $127,000 in the third quarter of 2015, primarily as a result of our increases in fixed assets associated with our new corporate headquarters and new equipment and software associated with the increase in employees and product development efforts in 2015.

Interest Income.  Interest income decreased by $6,000, from $13,000 interest income in the third quarter of 2014 to $7,000 in the third quarter of 2015 primarily due to the decreased cash and investment balances. We expect interest income to fluctuate in proportion to our cash balances.

Interest Expense.  Interest expense for 2014 consists of interest on financed insurance contracts.  Interest expense decreased by $10,000, from $10,000 in the third quarter of 2014 to none in the third quarter of 2015.

Comparison of Nine Months Ended September 30, 2014 and 2015

Research and Development.  Research and development expenses increased $1.3 million, from $2.0 million in the first nine months of 2014 to $3.3 million in the first nine months of 2015.  The increase was the result of the increased payroll, benefit costs, stock-based compensation expenses, consulting costs and development costs related to increased activity on our duplexer designs under development.

General and Administrative Expenses. General and administrative expenses increased $2.0 million, from $1.7 million in the first nine months of 2014 to $3.7 million in the first nine months of 2015.  The increase was due primarily to increased payroll, benefit costs, stock-based compensation, directors’ and officers’ insurance, accounting and legal expenses and the costs associated with operating as a public company since our IPO.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $212,000, from $142,000 in first nine months of 2014 to $354,000 in first nine months of 2015, primarily as a result of our increases in fixed assets associated with our new corporate headquarters and new equipment and software associated with the increase in employees and our product development efforts.

Interest Income.  Interest income increased by $8,000, from $15,000 interest income in the first nine months of 2014 to $23,000 in the first nine months of 2015 primarily due to the increased cash balances and investments from the net proceeds of the IPO.  We expect interest income to fluctuate in proportion to our cash balances.

Interest Expense.  Interest expense decreased by $2.8 million, from $2.8 million in the first nine months of 2014 to none in the first nine months of 2015.  The decrease is due to the conversion the Senior Convertible Notes and the Subordinated Convertible Note into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.

Fair Value Adjustments to Warrant and Derivative Liabilities.  There was an increase of the fair value of the warrant and derivative liabilities during the first nine months of 2014 resulting in non-cash expense of $2.0 million for the first nine months of 2014.  The increase in the fair value of these liabilities in 2014 is primarily due to an increase in our share price and the related enterprise valuation.  The IPO triggered (a) the conversion of all debt into equity and (b) the expiration of the redemption and put option features included in the Bridge Warrants, Financing Warrant and Consulting Warrant.  These events eliminated all warrant and derivative liabilities as of IPO Date.  Consequently, we ceased recording any further quarterly adjustments after that date for the fair value of warrant or derivative liabilities or any associated gain or loss from such adjustments.

Other Income.  Other income in the first nine months of 2014 consisted of a $1.2 million non-cash gain from the extinguishment of the derivative liability associated with our Senior Convertible Notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for the second quarter of 2014. There were no items in other income in the first nine months of 2015.

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

We had current assets of $8.0 million and current liabilities of $1.2 million at September 30, 2015, resulting in working capital of $6.8 million.  This compares to working capital of $15.4 million at September 30, 2014 and $13.2 million at December 31, 2014.  The change in working capital is primarily the result of the use of cash in our normal business operations.

Our principal sources of liquidity as of September 30, 2015 consist of existing cash balances and investments of $7.9 million. Currently, our operating spending is approximately $2.3 million per quarter excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the second quarter of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness and, ultimately, the achievement of significant operating revenues will be required for us to continue operations through the second quarter of 2016 and beyond. We continue to have discussions with potential customers and/or strategic corporate partners that may provide funding through debt and/or equity instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us from potential customers or others on acceptable terms or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash Flow Analysis

Operating activities used cash of $3.2 million in the first nine months of 2014 and $5.2 million in the first nine months of 2015.  The increase is primarily the result of increased expenses following our IPO in June 2014 and an increase in expenses associated with being a public company.  These cash uses were partially offset by non-cash expenses including stock-based compensation and depreciation and amortization. Additionally, the first nine months of 2014 included significant offsets to the net loss from the fair value change in the warrant and derivative liabilities and the amortization of deferred finance costs.

Investing activities used cash of $8.6 million in the first nine months of 2014 and provided cash of $2.3 million in the first nine months of 2015.  The use of cash in 2014 was primarily a result of the purchase of investments held to maturity and capital expenditures related to the completion of our office headquarters. The cash provided in 2015 was primarily a result of the redemption of investments held to maturity offset by the purchase of $100,000 related to the restricted cash commitment attributable to our corporate credit cards, capital expenditures and our investment in patents.

Financing activities provided cash of $16.2 million in the first nine months of 2014 and used cash of $45,000 in the first nine months of 2015.  For the 2014 period, cash provided was a result of funding from our IPO offset by IPO costs.  For the 2015 period, cash used in financing activities resulted from of the payment of withholding taxes related to the issuance of common stock as compensation to employees.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. The plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between May 28, 2014 and April 2, 2015, or the Class Period, as well as a subclass of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. We anticipate filing a motion to dismiss the consolidated complaint on or before November 30, 2015. It is not known when the court will rule on the motion.

On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. We have not yet been served with the complaint in the derivative action. We intend to continue to defend ourselves vigorously in these actions.

Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to such risk factors during the three and nine months ended September 30, 2015, except for the addition of the following:

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

Date:	November 12, 2015	Resonant Inc.

		By:	/s/ John M. Philpott
John M. Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)