Form 10-K
period 2015-12-31
Resonant Inc
filed 2016-03-25
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $21 million, based on the closing price on that date. As of March 22, 2016, the registrant had 7,389,506 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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
We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  In addition, we are generating designs for bands that are now done with temperature-compensated SAWs, as well as some simpler SAW products. We are also developing multiplexer filter designs for 2 or more bands to address the carrier aggregation, or CA, requirements of our customers. Finally, we are developing reconfigurable filter designs to replace multiple filters for multiple bands.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
We continued to make progress during 2015 in the development of our technology in all areas of RF filter design. We have completed the development of a single-band filter design (a duplexer) that currently is being manufactured by a third-party fab, and we have several other single-band filter designs in various stages of development and commercialization. In the fourth quarter of 2015, we began to investigate the feasibility of using our technology to design multiplexers to address the complexities of carrier aggregation, and we have commenced the initial design parameters for a couple of potential multiplexers. During 2015, we produced initial parts for a reconfigurable filter that reconfigures between two bands, which parts are currently being optimized, and continued development of a filter reconfigurable between three bands.
We believe licensing our designs is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end filters that incorporate our designs.  We currently do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.
Our History
Our technology was originally pioneered by Superconductor Technologies Inc., or STI. STI commercialized discoveries in high temperature superconductors by developing unique RF filter technology and creating high performance RF filters for cellular towers. STI had a program from 2007 to 2010 to develop electronically reconfigurable RF filters for mobile devices using surface acoustic wave, or SAW, filter technology. Dr. Robert Hammond was STI’s Chief Technology Officer during this time. When STI halted work on the RF filter program in 2010 in order to devote its resources to the development of high temperature superconducting wire, Dr. Hammond, along with Terry Lingren, then serving as Vice President of Engineering at Kyocera Communications, Inc., and Neal Fenzi, who was then serving as Chief Engineer at STI, co-founded Resonant.
We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of STI but had not conducted any operations through June 16, 2013. Resonant LLC was formed in California in May 2012. We commenced business on July 6, 2012 with initial contributions from our founders and STI. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013. We are the successor of Resonant LLC, a limited liability company formed on May 29, 2012 (our inception date).  We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014, or IPO Date.

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

•
Carrier Aggregation (CA)—the aggregation, or adding together, of multiple 20MHz carriers to meet the LTE-Advanced specification requirements, allowing for increased transmission bandwidth delivery of higher data rates, improved capacity and more efficient use of a carriers fragmented spectrum.

•	Filter—a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.

•	Reconfigurable filter (previously referred to as Tunable)—a single filter that is capable of being tuned or reconfigured between two or more predetermined bands.

•
Resonator—a device that naturally oscillates (or resonates) at specific frequencies. The oscillations in a resonator can be either electromagnetic or mechanical (including acoustic). Resonators are the building blocks for filters.

•	RF front-end—the circuitry in a mobile device responsible for the analog signal processing which is located between the antenna and the digital baseband.

•	Surface acoustic wave (SAW)—an acoustic wave traveling along the surface of a material exhibiting elasticity, with an amplitude that typically decays exponentially with depth into the substrate.

•	Temperature-Compensated SAW (TC-SAW)—a SAW device which has additional material changes to reduce its variation with changes in temperature.
The Mobile Internet
  The need for duplexers and other filters in the RF front-ends of mobile devices is growing rapidly due to rising consumer demand for always-on wireless broadband. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the internet. According to Cisco, worldwide mobile data traffic grew at 74% in 2015 and will grow at a compounded annual growth rate of 57% from 2014 to 2019.  Cisco also reported that data traffic from wireless devices exceeded traffic from wired devices in 2014.
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
According to Navian, the market for RF front-end filters in mobile devices was 20.4 billion filters in 2014 and will grow to an estimated 37.5 billion filters by 2017 which is a compounded growth of approximately 21%.

Figure 1—Projected growth of the market for RF front-end filters including duplexers in mobile devices from 2014 through 2017 (in billions of filters). Source: Navian.
In addition to RF front-end filter unit growth, filter sales growth is expected to follow and is estimated to be $3.2 billion in 2014 and is forecasted to reach $5.2 billion by 2017, according to Navian. This represents a compound annual growth rate of approximately 17.5%.
Figure 2—Projected growth of the market for RF front-end filters, including duplexers, in mobile devices from 2014 through 2017 (in billions of dollars). Source: Navian.
 Adding RF spectrum is not a complete solution. The added spectrum does not come in large contiguous blocks, but rather in small channels or bands of varying size and frequency. Thus, more data means more bands, and the result is a rapid and substantial increase in the number of bands in mobile devices.

Challenges Faced by the Mobile Device Industry
The world is progressing toward ubiquitous RF coverage in which almost all devices will be connected, most wirelessly. Technology experts predict that by 2020 there will be over 20 billion connected devices operating worldwide and we will be measuring mobile usage in Exabytes. This overwhelming demand for wireless data has driven the carriers and regulators to open new spectrum bands.
This substantial and rapid increase in bands has created several significant problems including a corresponding increase in the number of filters and duplexers in mobile devices. This is because traditional RF front-end solutions typically require one duplexer for each frequency band. For example, over the past two years the duplexer count in a leading smartphone increased from nine to 23 duplexers and corresponding large increase in the number of individual filters. This is dramatically driving up the cost of RF front-ends. We believe that filters and duplexers will comprise almost half of the cost to the RF front-end market by 2017.
The growing number of duplexers is also increasing the total size of the RF front-end. In some cases, size constraints require the mobile device manufacturer to fragment its product offering into multiple versions, each with a limited set of duplexers customized for a particular geographic region and in some cases focused on just one carrier network. Multiple versions of a mobile product increases manufacturing, inventory and distribution costs. In addition, consumers can find it difficult to roam between carriers and/or countries due to this splintering of bands and phone models. Mobile device manufacturers would prefer to make one version of a product containing a full set of duplexers that can be electronically selected as required for a particular carrier network.
In addition, the new, higher frequency bands tend to use a relatively expensive BAW technology. Mobile device manufacturers would prefer to use SAW technology because of its lower cost and smaller size. However, conventional filter designs using SAW technology do not perform adequately in high frequency bands or in bands with closely spaced receive and transmit channels, typical of many new bands.
Adding to the complexity of the industry, mobile devices must now be capable of receiving from two to as many as five downlink bands simultaneously, known as downlink carrier aggregation, or CA. This carrier aggregation requirement creates the need for complex multiplexing filter modules, or multiplexers, which are significantly more complex than duplexers and effectively require two duplexers for each CA combination. There will be an estimated 140 worldwide combinations of CA cases, creating increased complexity and cost to RF front ends by 2017. In the case of a quadplexer, with four different frequency bands, within each band the signal loss must be minimized, while rejecting three bands often in close proximity. Duplexers must only reject a single band. Mobile Experts predicts that 26.4 billion RF paths in mobile phones will be shipped supporting CA in 2020. This rising complexity in the industry is also exacerbating the constraints on design capacity and resources.

Figure 3-Projected growth of the market for mobile devices enabled for CA from 2015 through 2020 (in millions of units). Source: Mobile Experts.
Our Technology
RF front-end module companies currently produce filters internally or purchase filters from third-party manufacturers, such as Taiyo-Yuden, TDK-EPCOS, WISOL and Avago/Broadcom. These module companies and filter manufacturers design filters using their own internal resources, which are proving insufficient to meet the explosive growth in both total global filter demand and unique filter designs, as well as the increasingly complex filter requirements necessitated in part by crowded spectrum and carrier aggregation. We believe that our patented ISN technology will enable us to design complex filter products at approximately half the unit cost and in approximately half the time of traditional approaches. ISN can be summarized as a three-step process:
We synthesize RF acoustic devices.  We have developed a large suite of proprietary mathematical methods and software tools that allow us to find better solutions because we can explore a much bigger set of possible solutions.  Our ISN tools and methods draw upon a century of network synthesis techniques.  In other words, rather than rely on a single design solution (the acoustic wave ladder that is used almost solely in this industry to date), we generate, or synthesize, large numbers of unique solutions specifically for each set of requirements. This allows us to create filters using existing manufacturing methods, such as SAW manufacturing methods, that perform as well as those using higher cost methods of BAWs. These synthesized solutions provide a framework for generating circuit models for optimization.
We use circuit models to optimize initial designs.  Most of this industry models acoustic wave filters using a coupling-of-modes, or COM, model. In contrast, we use circuit models derived from the actual physics of acoustic wave filters. Circuit models are computationally much faster, which allows for very quick optimization of the many possible solutions that result from the synthesis process. We can quickly compare large numbers of different, optimized solutions before commencing the third step lengthy but highly accurate simulations based on fundamental methods.

We use fundamental models to simulate final designs.  Our highly accurate models are based entirely on fundamental material properties and dimensions, again unlike common practice in this industry today.  This allows for far fewer turns through the fab to reach the desired product performance.  Because our models are fundamental, integration with our foundry and fab customers is eased due to the understanding of the fabs basic material properties and dimensions.
Our Plan of Commercialization
We plan to pursue filter design projects with potential customers and other strategic partners and we believe licensing our designs is the most direct and effective means of delivering our solutions to the market. These types of arrangements may subsidize filter design costs, as well as offer complementary technology and market intelligence. However, we intend to retain ownership of our technology, designs and related improvements and charge royalties based on sales of filters that incorporate our designs. We generally do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee. Our strategy is to establish and leverage alliances with new customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, thus combining their own particular strengths with ours to provide an extensive array of solutions and to develop and license filter designs that offer improvements in cost, size and performance of RF front-ends. The goal of our designs is to improve profit margins and increase market share for our customers.
Our customers are filter and module manufacturers. In the case of filter manufacturers’ customers, our designs are produced using the manufacturer's own fabrication facilities and internal processes. For module company customers, we partner with a foundry to produce filters with our design. We will license specific, custom designs to these customers. Our plan is to charge royalties at a fixed amount per filter or as a percentage of sales price. We expect to generate substantially all of our revenues with these types of licensing arrangements. Each filter design and related royalty stream is expected to have a finite commercial life as mobile devices continue to evolve. Our plan is to offer our customers replacement designs as existing designs become obsolete.
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
Single Band Designs
We continue to develop a series of SAW filter designs for RF frequency bands presently dominated by the larger and more expensive BAW filters. We completed our first single-band filter design (a duplexer) during the first quarter of 2015 with our first fab. We continue to develop other SAW filter designs for customers. Some of these filter designs are for duplexers that have historically been TC-SAWs or BAWs while others or for discrete SAW filters that may need improvements in performance, size or cost. We believe that, using our ISN technology combined with our experience and know-how, we can design innovative SAW filters that meet the performance requirements for many of these bands but at significantly less cost than that of BAW filters or even TC-SAW filters they would replace.  We also believe that these single band filter designs, whether discrete existing SAWs or TC-SAW and BAWs designed as SAWs, are the earliest opportunity to revenues for us.
Multiplexer Designs
Wireless carriers worldwide are experiencing increasing demand for higher data speeds. CA allows multiple data streams from different frequencies to be added together to provide increased data rate for the mobile users. However, CA further complicates the required filter characteristics. During the fourth quarter of 2015, based upon requests from potential customers, we performed some initial investigations on the feasibility of designing multiplexers that would allow four RF paths (two transmit and two receive) to operate simultaneously, allowing CA for both receive and transmit paths. Quadplexers, (4-RF path multiplexer) as described above, enable CA on both receive and transmit paths and reduce the RF front-end complexity by removing the switches, but complexity of the filters themselves increase dramatically. We believe that our ISN technology is ideally suited to this difficult filter design problem that covers a wide frequency range with much more demanding performance requirements.

Although some band combinations for aggregation will not require multiplexers, we believe that multiplexers are the best solution for bands in close frequency proximity. We plan to develop a family of high performance multiplexers to address this growing market. Our initial designs will build on our experience from SAW single band designs.
Tunable or Reconfigurable Designs
We believe that our ISN technology will also enable us to produce tunable, or reconfigurable, filters. These reconfigurable filters are electronically programmed in real time for different RF frequency bands so that one filter can do the work of many and therefore replace multiple filters and significantly lower the cost and size of RF front-ends.  We began work on a reconfigurable filter that reconfigures between two bands. Our initial designs use SAW filters and build on our expertise in SAW filter technology. We have advanced the design to initial parts which are currently being optimized. We are concurrently designing a filter reconfigurable between three bands. Several prospective customers have expressed interest in a prototype reconfigurable filter and our goal is to have demonstration parts that meet each of the individual band specifications and performance requirements. We plan to make these parts available for assessment by these prospective customers with the goal of securing a lead customer thereafter. The design of a reconfigurable filter has not ever been commercialized for use in the RF front end and there can be no assurance that we can ever design a reconfigurable filter that meets the necessary specifications and performance criteria to become a commercial filter design nor that any prospective customer will be interested in advancing the design.
Our immediate focus is to address the problems in the RF front-end with innovative single-band, multiplex and reconfigurable designs made possible with our ISN technology. These designs present the greatest near-term potential for commercialization of our ISN technology. We expect the trend towards spectrum proliferation, in addition to carrier aggregation, will require complex filter multiplexing. We believe our ISN technology will enable cost effective designs for these applications.
Intellectual Property
We have an active program protecting our proprietary technology through the filing of patents. Our patent portfolio reflects both the initial technology contribution of STI, as well as our own patent filings since our founding. We have plans to file additional patents this year.
Our patent portfolio comprises more than 75 issued and pending patents. This patent portfolio relates primarily to the following subject matter:
•filter circuit structures and topologies;
•filter synthesis and design methods; and
•resonator structures.
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
Competition
We differentiate ourselves from traditional filter designers and manufacturers in two primary ways. First, to our knowledge we are the only company with a stated business model and technical team, exclusively focused on RF front end filters. Second, we have spent many years developing ISN®, our own patented suite of design tools specifically for this purpose. In this respect, we believe we offer our customers a novel solution to the need for increasingly complex filter designs developed by an independent, stand-alone company that is not presently offered by any of our competitors.
We have advantages that we believe present significant barriers to entry for potential competitors that desire to replicate our business model:
•a large and growing portfolio of patents;
•a suite of proprietary software design tools;
•a highly experienced design team; and
•a multi-year technology lead.

We do compete with the existing filter designs and design capabilities of some of our target customers and their filter manufacturers. These companies include, among others, RF module companies like Skyworks Solutions Inc., Qorvo, Inc., Avago Technologies Limited, and Murata Manufacturing Co., Ltd. and filter designers and manufacturers such as TDK Epcos, Taiyo Yuden, and WISOL as well as other RF front-end component manufacturers. We must demonstrate to our target customers and their filter manufacturers that switching to our designs will give them a competitive advantage by providing market entry or sufficiently improving the cost, size, and performance of their current products to justify our royalty rates.
The use of our patented ISN tools, not only enables our lower cost and smaller size SAW solutions for single band and multiplexer designs but also enables our current development of reconfigurable filters that, if successful will offer a new, highly competitive solutions to many of the challenges facing the manufacturers of RF front end modules. While previous attempts by others to develop reconfigurable, or tunable, filters have proven unsuccessful in meeting the performance requirements of the RF front-end market, we believe our ISN technology has the potential to enable the development of a commercially viable reconfigurable filter that will provide us with an additional competitive advantage.
Employees
We have twenty-seven employees.  Our three founders divide their time between filter designs and administrative matters.  We have eighteen other employees on our technical staff and nine other employees devoted to finance, marketing and administrative matters.  We also use several outside consultants.
Our principal executive offices are located at 110 Castilian Drive, Suite 100, Goleta, California 93117, and our telephone number is 805-308-9803. Our website address is www.resonant.com. The information contained on, or that can be accessed through, our website is not a part of this report.

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
Risks Related to Our Business and Our Industry
We will require additional capital to continue operations beyond the second quarter of 2016, which capital may not be available on terms acceptable to us, if at all.
Our principal sources of liquidity as of December 31, 2015 consist of existing cash balances and investments of $5.5 million. Currently, we are using approximately $2.3 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the second quarter of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness will be required for us to continue operations beyond the second quarter of 2016. We are in discussions with potential investors to provide us with equity funding. We also continue to have discussions with potential lenders, potential customers and/or strategic corporate partners that may provide funding to us through debt instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

We have a history of operating losses and we may never achieve or maintain profitability or positive cash flows.

We have a limited operating history and only a preliminary business plan upon which investors may evaluate our prospects.  We have never generated revenues and we have a history of losses from operations with an accumulated deficit as of December 31, 2015 of $30.9 million. Our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, including the need to develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies.  Our ability to generate revenues and achieve profitability and, ultimately, positive cash flows, may depend on whether we can obtain additional capital when we need it and will depend on whether we complete the development of our technology and find customers who will license our designs.  There can be no assurance that we will ever generate adequate revenues to achieve profitability and positive cash flows.
Our business model is based on licensing filter designs, which is unproven.  Historically, our target customers have relied on their own filter designs or purchased finished filters from a manufacturer, and have not licensed third-party designs. Consequently, we may not succeed in our licensing strategy, which would require us to adopt a new business model and would have a material adverse effect on our potential for generating revenues and potentially threaten our viability.
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
Our target customers either make part or all of the RF front-end.  These customers have historically used their own filter designs or purchased finished filters from a manufacturer.  Our business model is new to the filter industry, and we may encounter resistance to our licensing strategy.  The failure of our business model would have a material adverse effect on our potential for generating revenues and potentially threaten our viability.
We may not be able to complete a design that meets our customers’ specifications.  Even if we succeed in developing a design that meets all of a customers’ specifications, the customers could decline to use our designs in their products.  Further, our customers’ product could fail in the marketplace.  Any of these events would have a material adverse effect on our business and potentially threaten our viability.

We are currently working on filter designs for several customers that have given us stringent performance specifications.  If successfully developed, our designs will compete against other technologies for inclusion in our customers’ products. Our customers’ final products will then compete against other products and technologies for inclusion in mobile devices in the marketplace.  There can be no assurance that we can complete our designs or that our final designs will have acceptable performance and meet our customers’ specifications.  Even if our filter designs have acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, such as packaging type and manufacturing cost, many of which are beyond our control. The decision to use our designs is solely within our customers’ discretion. For example, we completed our first duplexer design for Band 3 in July 2015 that we believe delivers competitive performance relative to other comparable Band 3 products, nonetheless our first customer declined to license the design. While we continue to provide this Band 3 filter design to customers for evaluation, there is no assurance that our design will ever be licensed. Further, if our filter design is selected by a customer for inclusion in its design or product, there is no guarantee that the customer’s design or product will be selected for inclusion in mobile devices.  The failure to be selected at the design stage or the device stage would have a material adverse effect on our business and potentially threaten our viability.
We are not a filter manufacturer thus we are required to fabricate our duplexer designs by filter fabricators or manufacturers. For some of our customers that will not manufacture our design themselves, we may be required to have our customer approve the filter manufacturer, and the customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the duplexer design in large volumes.
We believe our designs can be manufactured using existing technology, but we will be dependent on the manufacturer’s filter fabrication processes and capabilities for our filter designs.  Even if we successfully design a fully compliant duplexer, the customer will not license our design unless the manufacturer can demonstrate the ability to economically produce the design in large volumes.  We do not have any control over the manufacturer.  We cannot assure you that the manufacturer will have the necessary technology, skills and resources to successfully manufacture of our design in commercial quantities.
Our SAW-based circuit designs will be complex and may prove difficult to manufacture in commercial quantities.  We will be relying on our customers and filter fabricators or manufacturers to build our designs.  Our business could fail if they encounter difficulties manufacturing our designs in commercial quantities.
We are developing complex RF circuit designs, which is inherently challenging.  We have only manufactured one of our designs in small commercial quantities and our other filter designs have only been manufactured as initial prototypes.  Furthermore, we will be relying on our customers and filter fabricators or manufactures to manufacture our designs.  They will need to manufacture our designs in commercial quantities at an acceptable cost, and we will have little or no control over the manufacturing process.  They must also operate and maintain sophisticated manufacturing equipment, and equipment failures can have adverse consequences on production volumes and schedules.  They may encounter difficulties in scaling up production of our designs currently in development or other future designs, including problems with quality control and assurance, raw material and component supply shortages, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with regulatory requirements.  Any of these problems may adversely affect the timing and amount of our future revenues. Additionally, if our customers and their suppliers encounter difficulties manufacturing our designs in commercial quantities, our business could fail.
Our business success relies on manufacturers to fabricate our circuit designs, and market acceptance of our designs could be adversely affected if the manufacturers decline to manufacture our designs.
We are a filter design company and will not commercially manufacture any products.  Our business model contemplates licensing our designs to customers, who will manufacture our circuit designs themselves or rely on third party manufacturers, commonly referred to as fab houses, to fabricate our circuit designs for integration into the customer’s overall product.  Many fab houses offer potentially competitive filter technology as part of their standard product line or offer the services of in-house design teams which may consider us competition.  In this case, our customers may face resistance by their fab houses to manufacture our designs.  We believe the economics can be structured to make it attractive to the fab houses to manufacture our designs for our potential customers but we cannot be assured of the success in convincing them of the value of manufacturing our designs.  The reluctance of fab houses to manufacture our designs could adversely affect the market acceptance of our designs.
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
We are actively working on filter designs with, and expect to derive all of our revenues from, a small number of customers.  Our failure to retain or expand customer relationships will have an adverse effect on our revenues.
We are currently working on filter designs with only a small number of customers.  None of our customers has agreed to license our technology, and they may decide not to continue their relationship with us.  We expect to derive our revenues from a small number of customers.  Our revenues may fluctuate significantly in the future should we develop our technology and enter into new customer relationships.  Our failure to retain or expand customer relationships, or any problems we experience in collecting receivables from them, would harm our financial condition and results of operations. Additionally, our industry is experiencing consolidation among suppliers and manufacturers of RF front-end components and modules, including as module suppliers vertically integrate by acquiring component suppliers and fabs. This may lead to fewer customers and reduced demand for our designs and replacement of our designed products by the combined entity with those of our competitors, each of which could adversely affect our business, financial condition and results of operations.
We plan to be a design firm licensing our filter circuit designs to manufacturers of RF front-ends for mobile devices.  If our circuit designs do not achieve widespread market acceptance among RF front-end manufacturers, we will not be able to generate the revenue necessary to support our business.
Achieving acceptance among RF front-end manufacturers of our circuit designs will be crucial to our continued success.  We have no history of marketing circuit designs and we may fail to generate significant interest in our initial commercial circuit designs or any other circuit designs we may develop.  These and other factors may affect the rate and level of market acceptance, including:

•	our royalty fees and the cost of our designed filters relative to other competing designs and technologies;

•	perception by RF front-end manufacturers and mobile device manufacturers;

•	press and blog coverage, social media coverage, and other publicity and public relations factors which are not within our control; and

•	regulatory developments related to manufacturing, marketing and selling our designs.

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
Our designs may not gain widespread acceptance unless they offer greater benefits to our customers than offered by competing RF filter designs.
RF front-end manufacturers are primarily concerned with the cost, size and performance of RF filters. Our designs may not gain widespread acceptance unless, as compared to competing RF filter designs, they are smaller in size, can be fabricated at reduced cost or improve performance. There can be no assurance that our surface acoustic wave, or SAW, filter designs will cost sufficiently less to manufacture than existing bulk acoustic wave, or BAW, filters, or that our tunable filter designs can replace a sufficient number of conventional filter designs, to prove economically attractive to RF front-end manufacturers or that our filter designs will be smaller in size or perform better.
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
Our customer agreements likely will include indemnification provisions under which we agree to indemnify third parties for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our circuit designs, services, or other contractual obligations.  The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition.
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
Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.
Our customers are located around the world, including in the United States and Asia, and we expect that international sales will comprise a significant portion of total sales in the future. In addition, products utilizing our designs will be produced, assembled and tested at third-party manufacturing facilities located primarily in Asia. Consequently, we are subject to political, legal and economic risks associated with operations in foreign countries, including, without limitation:

•	expropriation;

•	changes in a specific country’s or region’s political or economic conditions;

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	difficulties in protecting our intellectual property;

•	difficulties in managing staffing and exposure to different employment practices and labor laws;

•	changes in foreign currency exchange rates;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	changes in freight and interest rates;

•	disruption in air transportation between the United States and overseas facilities;

•	loss or modification of exemptions for taxes and tariffs; and

•	compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act.

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our Goleta and Burlingame operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues, safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
We manage our worldwide operations from our facilities in Goleta, California, which requires our sales and management teams.
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
Risks Relating to the Securities Markets and Ownership of Our Common Stock
A securities class action lawsuit and shareholder derivative lawsuit are pending against us and could have a material adverse effect on our business, results of operations and financial condition.
A putative class action lawsuit and shareholder derivative lawsuit are pending against us certain of our directors and officers, as described in Item 3-Legal Proceedings. These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations.  Although we deny the material allegations in the lawsuits and intends to defend ourselves vigorously, defending the lawsuits could result in substantial costs.  No assurances can be given that the results of these matters will be favorable to us.  An adverse resolution of any of these lawsuits could have a material adverse effect on our results of operations and financial condition.  In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action and shareholder derivative lawsuits.  Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition.
We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure you that it will.  Further, as a result of the pending litigation the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors of Resonant.
The price of our common stock may be volatile and the value of your investment could decline
Technology stocks have historically experienced high levels of volatility.  The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our common stock.  Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 42.7% of the outstanding shares of our common stock as of December 31, 2015.  As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a manner that is adverse to your interests.  This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
During the third quarter of 2014, we identified a material weakness in our internal control over financial reporting relating to our lack of sufficient policies and procedures in the review of complex financial instruments and a clerical error in the computation of loss per share, which resulted in restatements to our financial statements included in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2014. As a result, our internal control over financial reporting was not effective as of June 30, 2014 and September 30, 2014. While we have taken actions that have remediated the material weakness, we may again experience control and procedure deficiencies in the future.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the date we are an accelerated filer or large accelerated filer, or the date we are no longer an “emerging growth company.”  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.
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

ITEM 1B.               UNRESOLVED STAFF COMMENTS
None.

ITEM 2.                        PROPERTIES
We maintain our principal office, totaling approximately 5,500 square feet of office and laboratory space, in Goleta, California under a lease that expires in July 2017 and provides us with an option for an additional three years. We lease an additional 1,800 square feet of office space in Burlingame, California under a lease that expires in November 2016. This facility is a satellite office and is used by several members of our technical team resident in the San Francisco Bay area.  We believe our current facilities will be adequate through the second quarter of 2016. We believe that suitable additional space will be available to accommodate our planned growth.

ITEM 3.                        LEGAL PROCEEDINGS
Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On November 30, 2015, we filed a motion to dismiss the plaintiffs’ Consolidated Amended Complaint. In an order dated February 8, 2016, the court granted our motion to dismiss, but granted the plaintiffs leave to file a second amended complaint. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. The plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and April 2, 2015, or the Class Period, as well as a class of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. It is not known when the court will rule on the motion.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. We intend to continue to defend ourselves vigorously in these actions.
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

PART II
ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the NASDAQ Capital Market under the symbol ‘RESN” since May 29, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market:

	High	Low
Fiscal 2014
Second Quarter (from May 29, 2014)	$11.54	$7.25
Third Quarter	$8.24	$6.02
Fourth Quarter	$12.00	$4.93
Fiscal 2015
First Quarter	$19.86	$7.05
Second Quarter	$7.52	$2.84
Third Quarter	$5.75	$1.93
Fourth Quarter	$4.84	$2.51
On March 22, 2016, the last reported sale price of our common stock on the NASDAQ Capital Market was $3.06 per share.
Holders of Record
As of December 31, 2015, we had 49 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
None.
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
Our inception date is May 29, 2012. We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014, or IPO Date.
We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for 2 or more bands to address the carrier aggregation, or CA, requirements of our customers. Finally, we are developing reconfigurable filter designs to replace multiple filters for multiple bands.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
We continued to make progress during 2015 in the development of our technology in all areas of RF filter design. We have completed the development of a single-band filter design (a duplexer) that currently is being qualified by a third-party fab, and we have several other single-band filter designs in various stages of development and commercialization. In the fourth quarter of 2015, we began to investigate the feasibility of using our technology to design multiplexers to address the complexities of carrier aggregation, and have commenced the initial design parameters for a couple of potential multiplexers. During 2015, we produced initial parts for a reconfigurable filter that reconfigures between two bands, which parts are currently being optimized, and commenced development of a filter reconfigurable between three bands.
We believe licensing our designs is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end filters that incorporate our designs.  We currently do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.
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
We plan to pursue filter design projects with potential customers and other strategic partners. These types of arrangements may subsidize filter design costs, as well as offer complementary technology and market intelligence. However, we intend to retain ownership of our technology, designs and related improvements. Our goal is to establish and leverage alliances with new customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, thus combining their own particular strengths with ours to provide an extensive array of solutions.
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
We have earned no revenue since inception, and our operations have been funded with the initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $30.9 million from inception through December 31, 2015.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
Our principal sources of liquidity as of December 31, 2015 consist of existing cash balances and investments of $5.5 million. Currently, we are using approximately $2.3 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the second quarter of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness will be required for us to continue operations beyond the second quarter of 2016. We are in discussions with potential investors to provide us with equity funding. We also continue to have discussions with potential lenders, potential customers and/or strategic corporate partners that may provide funding to us through debt instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.
Results of Operations
Comparison of the Years Ended December 31, 2014 and 2015
Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers.  These consist primarily of the cost of employees and consultants, and to a lesser extent costs for equipment, software and supplies.  We also include the costs for our intellectual property development program under research and development.  This program focuses on patent strategy and invention extraction.
Research and development expenses increased from $2.5 million in the year ended December 31, 2014, or 2014, to $3.6 million in the year ended December 31, 2015, or 2015.  The increase of $1.1 million is the result of the increased payroll, benefit costs, consulting costs and development costs related to increased activity on our various filter designs under development.  We have expanded our research and development employees from 13 as of the end of 2014 to 17 employees as of December 31, 2015.
General and Administrative Expenses. General and administrative expenses include salaries, taxes and employee benefits for the executives and administrative staff.  It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees.  We hired a chief financial officer and a controller in June 2014 and vice-president in September 2014. We hired two additional administrative employees in 2015.
 General and administrative expenses increased from $2.3 million in 2014 to $4.1 million in 2015.  The increase of $1.8 million consists primarily of increased payroll, directors’ and officers’ insurance, accounting and legal expenses and a severance charge related to a separation agreement with a terminated employee. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth and the costs associated with operating as a public company. Additionally, we anticipate increased expenses related to legal, audit, regulatory and investor relations services associated with maintaining compliance with Securities and Exchange Commission and NASDAQ requirements, director and officer insurance premiums, and other costs associated with operating as a public company. We will continue to incur additional costs associated with the current securities litigation lawsuits filed against us.
Stock Compensation Expense. Stock compensation expenses consists of expenses related to equity awards issued to employees and non-employees and also to warrants and common stock issued in exchange for services. Stock compensation expense increased from $1.1 million in 2014 to $1.6 million in 2015. The increase of $524,000 was primarily a result of restricted stock units issued to employees as additional performance-based compensation.
Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $271,000 from $220,000 in 2014 to $491,000 in 2015 primarily as a result of our increases in fixed assets associated with our new corporate headquarters and new equipment and software associated with the increase in employees and our product development efforts.
Interest Income.  Interest income decreased by $2,000 from $29,000 in 2014 to $27,000 in 2015 primarily due to the decreased cash and investment balances. We expect interest income to fluctuate in proportion to our cash balances.
Interest Expense.  Interest expense decreased by $2.8 million, from $2.8 million in 2014 to none in 2015.  The decrease is due to the conversion of senior and subordinated convertible notes into common stock in June 2014 in connection with our IPO.  Debt discounts and deferred financing cost amortizations ceased upon conversion of these notes.
Fair Value Adjustments to Warrant and Derivative Liabilities. There was an increase of the fair value of the warrant and derivative liabilities during the year ended December 31, 2014 resulting in non-cash expense of $2 million for the year.  The increase in the fair value of these liabilities in 2014 is primarily due to an increase in our share price and the related enterprise valuation.  The IPO triggered (a) the conversion of all debt into equity and (b) the expiration of the redemption and put option features included in outstanding warrants to purchase shares of our common stock. These events eliminated all warrant and derivative liabilities as of the IPO Date.  Consequently, we ceased recording any further quarterly adjustments after that date for the fair value of warrant or derivative liabilities or any associated gain or loss from such adjustments.
Other Income. Other income in 2014 consisted of a $1.2 million non-cash gain from the extinguishment of the derivative liability associated with our senior convertible notes. Due to the conversion of these notes, the derivative liability balance was accounted for as an extinguishment of debt with a portion recognized as a gain and classified in other income for the second quarter of 2014. There were no items in other income in 2015.
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
Our founders provided $200,000 of bridge loans during the first and second quarters of 2013.
We raised $6.3 million of net proceeds from the sale of Senior Convertible Notes in June 2013, and we used part of the proceeds to repay the bridge loans to our founders. In June 2014, we sold 3,105,000 shares of common stock in an IPO generating net proceeds of $16.2 million.
We had current assets of $5.6 million and current liabilities of $1.1 million at December 31, 2015, resulting in working capital of $4.5 million.  This compares to working capital of $13.2 million at December 31, 2014.  The change in working capital is primarily the result of the use of cash in our normal business operations.
Our principal sources of liquidity as of December 31, 2015 consist of existing cash balances and investments of $5.5 million. Currently, we are using approximately $2.3 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the second quarter of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness will be required for us to continue operations beyond the second quarter of 2016. We are in discussions with potential investors to provide us with equity funding. We also continue to have discussions with potential lenders, potential customers and/or strategic corporate partners that may provide funding to us through debt instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  The factors described above raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.
Cash Flow Analysis
Operating activities used cash of $4.6 million in 2014 and $7.4 million in 2015.  The increase is primarily the result of increased expenses following our IPO in June 2014 and an increase in expenses associated with being a public company.  These cash uses were partially offset by non-cash expenses including stock-based compensation and depreciation and amortization. Additionally, 2014 included significant offsets to the net loss from the fair value change in the warrant and derivative liabilities and the amortization of deferred finance costs.
Investing activities used cash of $9.1 million in 2014 and provided cash of $4.2 million in 2015. The use of cash in 2014 was primarily a result of the purchase of investments held to maturity and capital expenditures related to the completion of our office headquarters. The cash provided in 2015 was primarily a result of the net redemptions of investments held to maturity offset by the purchase of $100,000 related to the restricted cash commitment attributable to our corporate credit cards, capital expenditures and our investment in patents.
Financing activities provided cash of $16.2 million in 2014 and used cash of $45,000 in 2015.  For the 2014 period, cash provided was a result of funding from our IPO offset by IPO costs.  For the 2015 period, cash used in financing activities resulted from of the payment of withholding taxes related to the issuance of common stock as compensation to employees.
Off-Balance Sheet Transactions
We do not have any off-balance sheet arrangements.
Contractual Obligations and Known Future Cash Requirements
Indemnification Agreements
In the ordinary course of business, we may enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We are currently indemnifying pursuant to these arrangements, certain of our officers and directors and the underwriter of our IPO against claims asserted in the putative securities class action lawsuit and related purported shareholder derivate action filed in the United States District Court for the Central District of California, discussed in Part I, Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K. No other demands have been made upon us to provide indemnification under such agreements and there are no other claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows.
Operating Leases
We lease various office facilities, including our corporate headquarters in Goleta, California and our office in Burlingame, California, under operating lease agreements that expire through July 2017. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments
As of December 31, 2015, our principal commitments consisted of obligations under the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease commitments	$295,000	$205,000	$90,000	None	None
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
On July 8, 2014, we invested in a debt security that was classified as held-to-maturity as we had met the criteria for this debt investment classification. As of December 31, 2014, the amortized cost value was $8.0 million with an unrealized gain of $20,000 and a fair value of $8.0.million. The debt security matured on January 5, 2015 and was a foreign debt obligation. We recorded investment income of $20,000 for the year ended December 31, 2014 associated with this debt security.
During the year ended December 31, 2015, we invested in debt securities and federally insured certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of December 31, 2015, the amortized cost value is $3.0 million with an unrealized loss of $7,000 and a fair value of $3.0 million. The investments are federally insured certificates of deposit that mature in $250,000 increments at various dates in February

2016. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We recorded investment income of $11,000 for the year ended December 31, 2015 associated with these investments.
Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,000 were fully expensed as of the IPO Date. Amortization of deferred financing costs, including the write-off due to the conversion, were charged to interest expense and totaled $745,000 for the year ended December 31, 2014.
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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2014 and 2015, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the years ended December 31, 2014 and December 31, 2015.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.
Effective November 2015, the FASB issued final guidance in Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis. We have adopted this standard for the interim and annual period ending December 31, 2015 on a prospective basis.
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
Recently Issued and Adopted Accounting Pronouncements
Presentation of Financial Statements—Going Concern—This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter and early adoption is permitted. We have not early adopted and when adopted we do not expect it to have a material impact on our consolidated financial statements. We will continue to evaluate the effect on a going forward basis.
Simplifying the Presentation of Debt Issuance Costs—In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We will adopt ASU No. 2015-03 on January 1, 2016, and such adoption is not expected to have a material impact on our consolidated financial statements as we do not have any outstanding debt.
Revenue from Contracts with Customers—In July 2015, the FASB voted to approve a one-year delay of the effective date of ASU No. 2014-09, which replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. There is no impact that these changes will have on our consolidated financial statements as we have not recorded revenue yet.
Balance Sheet Classification of Deferred Taxes—In November 2015, FASB issued final guidance in ASU 2015-17, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis. We early adopted this standard for the interim and annual period ending December 31, 2015 on a prospective basis.  As such, prior periods were not retrospectively adjusted.  Due to the full valuation allowance on our deferred tax assets, the nature of the change on the balance sheet is not significant.
Leases—In February 2016, the FASB issued a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. As a result, we will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the new guidance on our consolidated financial statements and disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Resonant Inc.
We have audited the accompanying consolidated balance sheet of Resonant Inc. (the ‘‘Company’’), as of December 31, 2014, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows of Resonant Inc. for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resonant Inc. as of December 31, 2014, and the results of operations and cash flows of Resonant Inc. for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)
Los Angeles, California
March 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Resonant Inc.
Goleta, California

We have audited the accompanying consolidated balance sheet of Resonant Inc. as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has earned no revenue since inception through December 31, 2015 and has incurred significant losses from operations since inception. In addition, the Company’s operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt. The Company's principal sources of liquidity as of December 31, 2015 consist of existing cash balances and investments of $5.5 million. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 24, 2016

RESONANT INC.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,803,000	$2,501,000
Prepaid expenses and other current assets	105,000	138,000
Investment held-to-maturity	8,000,000	3,006,000
TOTAL CURRENT ASSETS	13,908,000	5,645,000
PROPERTY AND EQUIPMENT
Fixed assets	1,249,000	1,664,000
Less: Accumulated depreciation and amortization	(208,000)	(672,000)
PROPERTY AND EQUIPMENT, NET	1,041,000	992,000
NONCURRENT ASSETS
Patents and domain names, net	500,000	815,000
Restricted Cash	—	100,000
Other assets	15,000	15,000
TOTAL NONCURRENT ASSETS	515,000	930,000
TOTAL ASSETS	$15,464,000	$7,567,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$223,000	$518,000
Accrued expenses	146,000	60,000
Accrued salaries and payroll related expenses	315,000	467,000
Deferred rent, current portion	36,000	34,000
TOTAL CURRENT LIABILITIES	720,000	1,079,000
LONG-TERM LIABILITIES
Deferred rent	54,000	20,000
TOTAL LIABILITIES	774,000	1,099,000
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 6,931,984 outstanding as of December 31, 2014, and 7,241,949 outstanding as of December 31, 2015	7,000	7,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2014 and 2015	—	—
Additional paid-in capital	35,880,000	37,373,000
Accumulated deficit	(21,197,000)	(30,912,000)
TOTAL STOCKHOLDERS’ EQUITY	14,690,000	6,468,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,464,000	$7,567,000
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2015
REVENUES	$—	$—
OPERATING EXPENSES
Research and development expenses	2,534,000	3,554,000
General and administrative expenses	2,258,000	4,085,000
Stock compensation expense	1,087,000	1,611,000
Depreciation and amortization	220,000	491,000
TOTAL OPERATING EXPENSES	6,099,000	9,741,000
OPERATING LOSS	(6,099,000)	(9,741,000)
OTHER INCOME (EXPENSE)
Interest and investment income	29,000	27,000
Interest expense	(2,808,000)	—
Fair value adjustments to warrant and derivative liabilities	(2,016,000)	—
Other income	1,164,000	—
TOTAL OTHER INCOME (EXPENSE)	(3,631,000)	27,000
LOSS BEFORE INCOME TAXES	(9,730,000)	(9,714,000)
Provision for income taxes	(1,000)	(1,000)
NET LOSS	$(9,731,000)	$(9,715,000)
NET LOSS PER SHARE - BASIC AND DILUTED	$(2.16)	$(1.36)
Weighted average shares outstanding — basic and diluted	4,510,242	7,160,567
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2014	999,999	$1,000	$1,000	$(11,466,000)	$(11,464,000)
Sale of common stock in our initial public offering	3,105,000	3,000	18,627,000	—	18,630,000
Offering costs of our initial public offering	—	—	(2,388,000)	—	(2,388,000)
Reclassification of warrant liabilities	—	—	3,658,000	—	3,658,000
Conversion of convertible notes	2,787,667	3,000	9,397,000	—	9,400,000
Write-off of derivative liability upon conversion of notes payable	—	—	5,526,000	—	5,526,000
Vesting of restricted stock units	39,318	—	—	—	—
Sale of warrants	—	—	1,000	—	1,000
Stock-based compensation	—	—	1,087,000	—	1,087,000
Tax withholding on net exercise of stock-based awards	—	—	(29,000)	—	(29,000)
Net loss	—	—	—	(9,731,000)	(9,731,000)
Balance, December 31, 2014	6,931,984	7,000	35,880,000	(21,197,000)	14,690,000
Issuance of common stock for compensation	68,781	—	—	—	—
Stock issued to consultants for services	33,000	—	156,000	—	156,000
Stock-based compensation	—	—	1,382,000	—	1,382,000
Exercise of warrants, cashless	208,184	—	—	—	—
Tax withholding on net issuance of common stock for compensation	—	—	(45,000)	—	(45,000)
Net Loss	—	—	—	(9,715,000)	(9,715,000)
Balance, December 31, 2015	7,241,949	$7,000	$37,373,000	$(30,912,000)	$6,468,000
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,731,000)	$(9,715,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,000	491,000
Amortization of deferred finance costs	2,404,000	—
Stock-based compensation	1,087,000	1,611,000
Non-cash investment income	(20,000)	(18,000)
Gain on extinguishment of derivative liability	(1,164,000)	—
Fair value adjustments to warrant and derivative liabilities	2,016,000	—
Changes in assets and liabilities:
Prepaids and other current assets	78,000	(32,000)
Other assets	(3,000)	—
Accounts payable	131,000	295,000
Accrued expenses	(18,000)	(86,000)
Accrued compensation	301,000	79,000
Deferred rent	86,000	(36,000)
Net cash used in operating activities	(4,613,000)	(7,411,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,017,000)	(415,000)
Expenditures for patents and domain names	(140,000)	(342,000)
Purchase of restricted cash investment	—	(100,000)
Redemption of investments held-to-maturity	—	15,000,000
Purchase of investments held-to-maturity	(7,980,000)	(9,989,000)
Net cash provided by (used in) investing activities	(9,137,000)	4,154,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock from the IPO	18,630,000	—
IPO costs	(2,388,000)	—
Proceeds from issuance of warrants	1,000	—
Payment of withholding tax on net exercise of stock-based awards	(29,000)	(45,000)
Net cash provided by (used in) financing activities	16,214,000	(45,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,464,000	(3,302,000)
CASH AND CASH EQUIVALENTS — Beginning of year	3,339,000	5,803,000
CASH AND CASH EQUIVALENTS — End of year	$5,803,000	$2,501,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$414,000	$—
Taxes	$1,000	$1,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of senior note	$7,000,000	$—
Conversion of subordinated note	$2,400,000	$—
Extinguishment of derivative liability	$5,526,000	$—
Reclassification of warrant liabilities to additional paid-in capital	$3,658,000	$—
See Notes to Consolidated Financial Statements

RESONANT INC.
Notes to Consolidated Financial Statements
NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS
Overview
Resonant Inc. is a late-stage development company located in Goleta, California.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of STI but had not conducted any operations through June 16, 2013. Resonant LLC was formed in California in May 2012. We commenced business on July 6, 2012 with initial contributions from our founders and STI. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013. We are the successor of Resonant LLC, a limited liability company formed on May 29, 2012 (our inception date).  We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014, or IPO Date.
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
We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for 2 or more bands to address the carrier aggregation, or CA, requirements of our customers. Finally, we are developing reconfigurable filter designs to replace multiple filters for multiple bands.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
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
We continued to make progress during 2015 in the development of our technology in all areas of RF filter design. We have completed the development of a single-band filter design (a duplexer) that currently is being manufactured by a third-party fab, and we have several other single-band filter designs in various stages of development and commercialization. In the fourth quarter of 2015, we began to investigate the feasibility of using our technology to design multiplexers to address the complexities of carrier aggregation, and have commenced the initial design parameters for a couple of potential multiplexers. During 2015, we produced initial parts for a reconfigurable filter that reconfigures between two bands, which parts are currently being optimized, and commenced development of a filter reconfigurable between three bands.
Initial Public Offering
We closed an IPO of 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share on June 3, 2014.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market under the symbol “RESN” on May 29, 2014, or IPO Date.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.
Capital Resources and Liquidity
We are using the net proceeds from our IPO for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a late-stage development, publicly-traded technology company. However, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.

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
We have earned no revenue since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $30.9 million from inception through December 31, 2015.  The losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
Our principal sources of liquidity as of December 31, 2015 consist of existing cash balances and investments of $5.5 million. Currently, we are using approximately $2.3 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the second quarter of 2016. We have determined that additional capital from the sale of equity securities or the incurrence of indebtedness will be required for us to continue operations beyond the second quarter of 2016. We are in discussions with potential investors to provide us with equity funding. We also continue to have discussions with potential lenders, potential customers and/or strategic corporate partners that may provide funding to us through debt instruments or the licensing of future filter designs or development projects. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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
Reclassifications—Certain amounts in the consolidated statement of operations for the year ended December 31, 2014 have been reclassified to conform to the current year presentation.
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
On July 8, 2014, we invested in a debt security that we classified as held-to-maturity. As of December 31, 2014, the amortized cost value was $8.0 million with an unrealized gain of $20,000 and a fair value of $8.0.million. The debt security matured on January 5, 2015 and was a foreign debt obligation. We recorded investment income of $20,000 for the year ended December 31, 2014 associated with this debt security.
During the year ended December 31, 2015, we invested in debt securities and federally insured certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of December 31, 2015, the amortized cost value is $3.0 million with an unrealized loss of $7,000 and a fair value of $3.0 million. The investments are federally insured certificates of deposit that mature in $250,000 increments at various dates in February 2016. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We recorded investment income of $11,000 for the year ended December 31, 2015 associated with these investments.
Restricted Cash— Restricted cash consists of a certificate of deposit held at a bank and pledged as collateral against our corporate credit card account.
Fair Value of Financial Instruments—We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amounts of our financial instruments, including cash equivalents, restricted cash, investments held-to-maturity, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
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
Prior to the IPO Date,  the determination of the value of our common stock, and for purposes of establishing the value of the warrants and derivatives related to the bridge financing, the senior convertible notes, the subordinated convertible notes and the consulting warrants, management considered several factors and the probability of achieving each one of them. The significant factors were (1) securing adequate funding to complete the single-band commercial surface acoustic wave, or SAW, duplexer design under the terms of the development agreement with our first customer; (2) developing a working duplexer product that meets the specifications of our first customer; and (3) our first customer exercising its licensing option if the duplexer product met its specifications. These probabilities were affected by our ability to hire technical personnel to develop the technology and design the product, establish a management team to develop a business plan, secure financing, execute the business plan, and interact with our first customer to achieve the milestones contained in the development agreement with them. The increases resulted in higher valuations of our common stock and accordingly the values of the warrants and derivatives at each of these periods. Following the IPO Date, we used the current market value of our common stock to assist in determining the value of the warrants and stock options using the Black-Scholes option valuation model.
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
Intangible Assets Subject to Amortization—At December 31, 2014 and December 31, 2015, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Deferred Finance Costs—Costs relating to our senior convertible note and subordinated convertible note financings were capitalized and amortized over the term of the related debt using the effective interest method. Due to the conversion of these notes to common stock in connection with the IPO, the unamortized deferred finance costs of $358,000 were fully expensed as of the IPO Date in 2014. Amortization of deferred financing costs, including the write-off due to the conversion, was charged to interest expense and totaled $745,000 for the year ended December 31, 2014.
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
The shares used to compute net loss per share represent the weighted-average common shares outstanding for the years ended December 31, 2014 and December 31, 2015.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Year Ended December 31, 2014	Year Ended December 31, 2015
Common stock warrants	1,039,484	804,463
Common stock options	491,200	565,050
Total shares excluded from net loss per share attributable to common stockholders	1,530,684	1,369,513
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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2014 and December 31, 2015, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the years ended December 31, 2014 and December 31, 2015, respectively.
We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.
Recent Accounting Pronouncements
Presentation of Financial Statements—Going Concern—This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter and early adoption is permitted. We have not early adopted and when adopted we do not expect it to have a material impact on our consolidated financial statements. We will continue to evaluate the effect on a going forward basis.

Debt Issuance Costs—In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We will adopt ASU No. 2015-03 on January 1, 2016, and such adoption is not expected to have a material impact on its consolidated financial statements as we do not have any outstanding debt.
Revenue—In July 2015, the FASB voted to approve a one-year delay of the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, which replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. There is no impact that these changes will have on our consolidated financial statements as we have not recorded revenue yet.
Deferred Taxes—In November 2015, FASB issued final guidance in ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for all companies in any interim or annual period, and may be adopted on either a prospective or retrospective basis. We early adopted this standard for the interim and annual period ending December 31, 2015 on a prospective basis.  As such, prior periods were not retrospectively adjusted.  Due to the full valuation allowance on our deferred tax assets, the nature of the change on the balance sheet is not significant.
Leases—In February 2016, the FASB issued a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. As a result, we will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the new guidance on our consolidated financial statements and disclosures.

NOTE 3—PATENTS AND DOMAIN NAME
We acquired patents from STI as a result of an asset contribution, and recorded them at their carryover basis. In June 2013, when STI exchanged its membership interest in Resonant LLC for a subordinated convertible note, the only assets of Resonant LLC other than cash were patents. The fair value of the patents remained substantially the same as their carrying value at the exchange date. In addition, we acquired other patents and the domain name www.resonant.com through the normal course of business. Issued patents are amortized over their approximate useful life of 17 years, or 20 years in the case of new patents, once they are approved by their respective regulatory agency. For the patents acquired from STI, we are amortizing them over the remaining useful life of 1 to 13 years as of December 31, 2015. The domain name is amortized over the approximate useful life of 10 years. See the table below for a summary of patents (issued and pending) and domain name costs capitalized and amortized at December 31, 2015:

Total
Balance at December 31, 2013	$380,000
Amortization	(20,000)
Legal fees for pending patents	140,000
Balance at December 31, 2014	500,000
Amortization	(27,000)
Legal fees for pending patents	342,000
Balance at December 31, 2015	$815,000

Amortization expense for the patents issued and the domain name for each of the five fiscal years through December 31, 2020 and thereafter is estimated as follows:

Years ending December 31,
2016	$29,000
2017	29,000
2018	29,000
2019	29,000
2020	29,000
2021 and thereafter	207,000
Total amortization expense	$352,000
NOTE 4—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	2014	2015
Cost:
Computers, peripheral and scientific equipment	$145,000	$360,000
Software	464,000	644,000
Leasehold Improvements	283,000	476,000
Office furniture and equipment	175,000	184,000
Construction-in-process	182,000	—
	1,249,000	1,664,000
Less accumulated depreciation and amortization	(208,000)	(672,000)
Property and equipment, net	$1,041,000	$992,000
Depreciation expense for the years ended December 31, 2014 and December 31, 2015 was $200,000 and $464,000, respectively. No property was disposed of in 2014 or 2015.

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
Upon the completion of the IPO, which was considered a Qualified IPO under the Senior Convertible Note agreement, the Senior Convertible Notes were converted into 2,087,667 shares of common stock as of the date of the IPO and unpaid interest of $404,000 was paid from the proceeds of the IPO. Additionally, the unamortized debt discount of $780,000 was fully amortized to interest expense for the year ended December 31, 2014.   Interest expense, excluding the unamortized debt discount write-off, was $728,000 for year ended December 31, 2014.
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
Upon the completion of the IPO, which was considered a Qualified IPO under the Subordinated Convertible Note agreement, the Subordinated Convertible Note was converted into 700,000 shares of common stock as of the date of the IPO and there was no unpaid interest. Additionally, the unamortized debt discount of $61,000 was fully amortized to interest expense for the year ended December 31, 2014. Interest expense, excluding the unamortized debt discount write-off, was $90,000 for the year ended December 31, 2014.
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
Investor Relations Warrants
In August 2014 and October 2014, we entered into agreements with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock that became fully vested on July 21, 2015. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at issuance date to be $119,000 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.91 per share, time to maturity of 3 years, volatility of 69.7%, zero expected dividend rate and risk free rate of 0.88%. In

September, 2015 we amended the agreement with the IR Firm and adjusted the monthly cash compensation to $3,000 per month. Pursuant to our agreement with the IR consultant, in addition to monthly cash compensation of $5,000 per month, we issued to the IR consultant a 4-year consulting warrant, or IR Warrant, for the purchase of 6,000 shares of common stock that vests monthly over twelve months. The IR Warrant has an exercise price of $6.50 and expires on September 30, 2018. Since the IR Warrant vests monthly, we estimated the fair value of the IR Warrant at the date of each vesting period over the twelve month period using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $2.98-$11.62 per share, time to maturity of 3.3 to 4 years, volatility of ranges of 60% to 81.8%, zero expected dividend rate and risk free rate range of 0.91% to 1.5%. We recorded an increase of $58,000 and a reduction of $26,000 for stock-based compensation related to the IR warrants during the years ended December 31, 2014 and December 31, 2015, respectively, which was included in general and administration expense.
A roll-forward of warrant activity from January 1, 2014 to December 31, 2014 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2014	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of December 31, 2014
Bridge Warrants	249,999	—	—	249,999
Consulting Warrant	222,222	—	—	222,222
Financing Warrant (1)	208,763	—	—	208,763
Underwriting Warrant	—	310,500	—	310,500
IR consulting warrants	—	48,000	—	48,000
	680,984	358,500	—	1,039,484

(1)
The number of shares of common stock underlying the Financing Warrant was determined using an exercise price of $3.35 per share, assuming the IPO price of our common stock in a Qualified IPO would be at least $5.59 per share. Upon completion of the IPO with a price of $6.00 per share, the number of shares was considered unchanged and final.

A roll-forward of warrant activity from January 1, 2015 to December 31, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of December 31, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	222,222	—	(104,444)	(2)	117,778
Financing Warrant (1)	208,763	—	(130,577)	(2)	78,186
Underwriting Warrant	310,500	—	—		310,500
IR consulting warrants	48,000	—	—		48,000
	1,039,484	—	(235,021)		804,463

(2)	During the year ended December 31, 2015, there were 235,021 common stock warrants that were exercised through a cashless exercise which netted 208,184 shares being issued.
During the year ended December 31, 2014, we recorded a loss of $382,000, for the change in fair value of the warrants.
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

NOTE 7—STOCKHOLDERS’ EQUITY
Common Stock

Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 47,000,000 shares of common stock. Holders of our common stock are entitled to dividends as and when declared by the Board of Directors, subject to rights and holders of all classes of stock outstanding having priority rights to dividends. There have been no dividends declared to date. Each share of common stock is entitled to one vote.

Preferred Stock

Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 3,000,000 shares of preferred stock. The Board of Directors has the authority, without action by our stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. To-date, no preferred shares have been issued.

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
Stock Options to Employees and Non-Employees
During the years ended December 31, 2014 and 2015, we granted incentive stock options for the purchase of 491,200 and 77,500 shares, respectively, of our common stock to our employees and consultants. The options granted in 2014 have an exercise price range of $5.79 per share to $8.06 per share with a term ranging from three years to ten years. The options granted in 2015 have an exercise price range of $3.83 per share to $12.98 per share with a term of ten years. The options vest over various periods, generally quarterly over sixteen quarters. The options granted in 2014 had an aggregate grant date fair value of $2.0 million and the options granted in 2015 had an aggregate grant date fair value of $384,000 utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the years ended December 31, 2014 and 2015 using the Black-Scholes option valuation model. The fair values of stock options granted for the years were estimated using the following assumptions:

	Option Grants Awarded During the Year Ended December 31, 2014	Option Grants Awarded During the Year Ended December 31, 2015
Dividend Yield	0%	0%
Expected Volatility	56.6% - 82.2%	60.0%
Risk-free interest rate	1.52% - 2.56%	1.44% - 1.86%
Expected Term	4 to 7 years	7 years
Stock-based compensation expense related to stock options for employees was $413,000 and $451,000 for the years ended December 31, 2014 and 2015, respectively. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2014 and 2015, there was no forfeiture rate applied as there have been very minimal forfeitures since the grant of awards. We do not expect to incur forfeitures for those shares currently awarded.
For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $284,000 and $60,000 for the years ended December 31, 2014 and 2015, respectively.
Stock Option Award Activity
The following is a summary of our stock option activity during the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2014	—	$—	$—	—
Granted	491,200	6.29	4.14	9.42
Exercised	—	—	—	—
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2014	491,200	$6.29	$4.14	9.42
Exercisable, January 1, 2014	—	$—	$—	—
Vested	142,895	6.02	4.01	9.41
Exercised	—	—	—	—
Canceled/Forfeited	—	—	—	—
Exercisable, December 31, 2014	142,895	$6.02	$4.01	9.41

The following is a summary of our stock option activity during the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2015	491,200	$6.29	$4.14	9.42
Granted	77,500	8.36	4.95	9.27
Exercised	—	—	—	—
Canceled/Forfeited	(3,650)	7.28	4.51	—
Outstanding, December 31, 2015	565,050	$6.57	$4.25	7.84
Exercisable, January 1, 2015	142,895	$6.02	$4.01	9.41
Vested	160,720	6.47	4.21	6.70
Exercised	—	—	—	—
Canceled/Forfeited	(1,200)	8.06	5.19	—
Exercisable, December 31, 2015	302,415	$6.25	$4.11	7.07

The following table presents information related to stock options outstanding and exercisable at December 31, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$3.83 - $6.00	390,250	6.77	257,744
$6.49 – $6.97	47,500	8.70	14,693
$7.20 – $8.06	97,300	8.82	24,350
$11.44 - $12.98	30,000	9.15	5,628
	565,050	7.07	302,415
As of December 31, 2015, there was $1.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 2.5 years. The aggregate instrinsic value of outstanding options and options vested as of December 31, 2014 were $2.6 million and $800,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on December 31, 2014 of $11.62 per share. The aggregate instrinsic value of outstanding options and options vested as of December 31, 2015 were zero as there were no options whose exercise price was less than the closing fair market value of our common stock of $2.65 per share. There were no excess tax benefits realized for tax deductions from stock options exercised during the years ended December 31, 2015 and 2014 as no options were exercised.
Restricted Stock Units Activity
We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded  are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the years ended December 31, 2014 and 2015 we recorded $333,000 and $849,000, respectively, of stock-based compensation related to the restricted stock unit shares that have been issued to-date. During the years ended December 31, 2014 and 2015 we granted 174,500 and 343,930 restricted stock unit shares, respectively. Shares vested during the years ended December 31, 2014 and 2015 were 43,233 and 73,122, respectively, of which 3,915 and 4,341 shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities. During the year ended December 31, 2015 there were 26,446 shares canceled as a result of an employee termination. There were no cancelations during the year ended December 31, 2014.
A summary of restricted stock unit activity for the years ended December 31, 2014 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2014	—	$—
Granted	174,500	6.00
Vested	(43,233)	6.00
Canceled	—	—
Outstanding at December 31, 2014	131,267	$6.00

A summary of restricted stock unit activity for the years ended December 31, 2015 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2015	131,267	$6.00
Granted	343,930	6.35
Vested	(73,122)	6.07
Canceled	(26,446)	(8.06)
Outstanding at December 31, 2015	375,629	$6.16
As of December 31, 2015, there was $1.7 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.8 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.
Performance Awards

In 2015, we adopted a performance based bonus program which identifies five specific performance objectives to be accomplished during 2015 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board.

The performance bonus amounts are based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 13.34% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 25.00% per objective for executive employees. The performance bonus will be paid in the form of restricted stock units which will vest half on the issuance date and the remaining half on the first business day of 2017. The number of shares granted to each employee will be determined based on the performance bonus amount divided by $2.68, the 10-day average stock price prior December 31, 2015. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the year ended December 31, 2015, we recorded $121,000 of stock-based compensation which represents one-half of the total $242,000 performance bonus amount. The performance bonus amount has been recorded, as the achievement of the performance conditions were considered attained. Subsequent to year end, on February 5, 2016, a total of 90,265 restricted stock units were granted related to the 2015 performance bonus program. One half of the units awarded, 45,140 shares, vested on February 19, 2016 and the remaining half will vest on January 3, 2017.

Total equity-based compensation cost recorded in the consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services and excludes the performance bonus accrual and warrant consultant cost, is allocated as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2015
Research and development
Employees	$320,000	$609,000
Non-employees	72,000	33,000
General and administrative
Employees and directors	414,000	664,000
Non-employees	224,000	54,000
	$1,030,000	$1,360,000
Common Stock Issued to Non-Employees

In September 2015, we issued a total of 33,000 shares of our common stock to two consultants in exchange for business and corporate development services provided both in Asia and in the United States. We recorded $156,000 in stock compensation expense related to these stock issuances for the year ended December 31, 2015, which represents the fair value of the stock on the date of issuance. There were no similar items, or expense recorded, for the year ended December 31, 2014.

NOTE 9—COMMITMENT AND CONTINGENCIES
In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,101 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,154 and extended the lease term through July, 2017. We have a renewal option for an additional 3 year term. The original lease included a tenant improvement allowance of $72,160 and the amended lease included an additional tenant improvement allowance of $38,320. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2014 and as leasehold improvements as of December 31, 2015 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017.
In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease had a two-year term, and rental costs of approximately $4,000 per month. In May 2015, we renewed the lease for a one year period expiring November 30, 2016 with rental costs of $5,000 per month.
Rent expense related to our facilities and equipment was $163,000 and $128,000, respectively, for the years ended December 31, 2015 and December 31, 2014.
Future minimum rent payments are as follow:

Years ending December 31,
2016	$205,000
2017	90,000
Total minimum rent payments	$295,000
Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business.
Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. The plaintiffs purported to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between May 28, 2014 and April 2, 2015, or the Class Period, as well as a subclass of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. We filed a motion to dismiss the consolidated complaint on November 30, 2015. (See Note 14 for an update.)
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. We intend to continue to defend ourselves vigorously in these actions.
We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters. As of December 31, 2015, we have incurred legal expenses of approximately $349,000 and expect to incur additional costs to defend these suits in the future.
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. Based on the very early stage of litigation for the cases referred to above, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of December 31, 2014 and 2015, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the years ended December 31, 2014 and 2015, respectively, with respect to litigation or loss contingencies. (See Note 14 for an update.)

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
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liabilities:

IPO Date
Assumptions:
Risk-free interest rate	1.25% - 2.31%
Expected dividend yield	0%
Expected volatility	64.0% - 69.6%
Expected term (in years)	3.58 – 5.95
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
The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

	Warrant Liabilities(1)	Senior Convertible Note Derivative Liability(2)
Balance at January 1, 2014	$3,276,084	$5,056,502
Issuance of warrant and derivative liabilities	—	—
Change in fair value	382,327	1,633,272
Write-off due to conversion and IPO	(3,658,411)	(6,689,774)
Balance at December 31, 2014	$—	$—

(1)
The change in the fair value of the warrants was recorded as a reduction to other income in the consolidated statement of operations of $382,000 for the year ended December 31, 2014. Due to the expiration of the redemption and put option features included in the Bridge Warrants, Consulting Warrant and Financing Warrant as of the IPO Date, these warrant liabilities were recorded as an increase of $3.7 million to additional paid-in capital in the consolidated balance sheet as of December 31, 2014.

(2)
The extinguishment of the senior convertible note derivative liability was recorded as an increase of $5.5 million to additional paid-in capital and a gain of $1.6 million to other income in the consolidated statement of operations for the year ended December 31, 2014.

NOTE  11—INCOME TAXES
The income taxes by jurisdiction consist of the following for the years ended December 31, 2014 and 2015:

	Year Ended December 31, 2014	Year Ended December 31, 2015
U.S. federal
Current	$—	$—
Deferred	—	—
Total U.S. federal	—	—
U.S. state and local
Current	1,000	1,000
Deferred	—	—
Total U.S. state and local	1,000	1,000
Total income taxes	$1,000	$1,000
Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following for the years ended December 31, 2014 and 2015:

	Year ended December 31, 2014	Year ended December 31, 2015
Expected income tax expense	$(3,308,000)	$(3,291,000)
State income tax (benefit), net of federal benefit and federal valuation allowance	1,000	1,000
Valuation Allowance (net of state)	2,868,000	3,426,000
Permanent Differences:
Stock Options	—	131,000
Change in Fair Market Value — Financing Warrant Expenses	130,000	—
Other	147,000	10,000
Interest Expenses — Disqualified Debt	514,000	—
Research & Development Credit	(169,000)	(174,000)
Adjustment to Deferred Taxes	(182,000)	(102,000)
Total provision for income taxes	$1,000	$1,000
For each of the years ended December 31, 2014 and 2015, income tax expense was $1,000. Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities. Deferred income taxes consisted of the following as of December 31, 2014 and December 31, 2015:

	Year ended December 31, 2014	Year ended December 31, 2015
Deferred tax assets—current:
Accrued Expenses	$3,000	$—
Accrued Payroll	6,000	—
Deferred Rent	36,000	—
Total current assets	45,000	—
Deferred tax assets—long term:
Accrued Payroll	—	95,000
Intangibles	779,000	763,000
Organization Cost	17,000	—
Start-up Expenditures	1,691,000	—
Research & Development Credit	492,000	804,000
Net Operating loss	1,374,000	6,592,000
Stock Compensation	140,000	379,000
New Jobs Credit	7,000	7,000
Total long-term assets	4,500,000	8,640,000
Total deferred tax assets	4,545,000	8,640,000
Less: Valuation Allowance	(4,520,000)	(8,639,000)
Deferred tax liabilities—current:	—	—
Total current liabilities	—	—
Deferred tax liabilities—long term:
Fixed Assets	(25,000)	(1,000)
Total long-term liabilities	(25,000)	(1,000)
Total deferred tax liabilities	(25,000)	(1,000)
Net deferred tax assets	$—	$—
We recorded a full valuation allowance against our net deferred tax assets at December 31, 2014 and December 31, 2015. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. For the year ended December 31, 2015, the valuation allowance increased by $4.1 million.  For the year ended December 31, 2014, the valuation allowance increased by $1.3 million. This net increase included a decrease in valuation allowance of $2.2 million due to the reversal of the deferred tax asset associated with Derivatives, which were recorded to additional paid-in capital during the year.
As of December 31, 2015, we had federal net operating loss carryforwards of approximately $16.7 million and state net operating loss carryforwards of approximately $16.6 million. The federal net operating loss carryforwards will begin to expire in 2033, and the state net operating loss carryforwards will begin to expire in 2033. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Internal Revenue Code, occurs in the future.  In the event a change of ownership occurs, it will limit the annual usage of the carryforwards in future years.  Management believes that certain changes in control have occurred which resulted in limitations on our net operating loss carryforwards; however, management has determined that these limitations will not impact the ultimate utilization of the net operating loss carryforwards.
We recognize interest and penalties related to income tax matters in income taxes, and there were none during the years ended December 31, 2014 and 2015.
The adoption of ASC 740 guidance required us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. We have no significant uncertain tax positions for the years ended December 31, 2014 and 2015.
Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of future audits conducted by domestic tax authorities. We operate within federal and state taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.  We are currently not being examined by any tax authorities. The company is subject to taxation in the United States, California, and Massachusetts. As of December 31, 2015 the Company’s tax years remain open to examination by the taxing authorities for all years since the incorporation in 2013.
NOTE 12—RELATED PARTY TRANSACTIONS
We rented office space from STI at a rate of $3,723 per month pursuant to a month-to-month lease from July 2013 to March 2014. Total rent expense recorded for STI was $5,411 for the year ended December 31, 2014. There were no other related party transactions in 2014. There were no related party transactions in 2015.
NOTE 13—EMPLOYEE BENEFIT PLAN
We have a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution and employer matching contributions. We recorded matching contributions to the plan of $105,000 and $173,000 for the years ended December 31, 2014 and December 31, 2015, respectively.
NOTE 14—SUBSEQUENT EVENTS
On February 8, 2016, the court granted our motion to dismiss the consolidated complaint in the putative class action - In re Resonant Inc. Securities Litigation, but granted the plaintiffs leave to file a second amended complaint. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. It is not known when the court will rule on the motion.
We evaluated subsequent events through March 24, 2016, the date of issuance of the consolidated financial statements for the year ended December 31, 2015.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.               OTHER INFORMATION
None.

PART III
ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
ITEM 11.                 EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance — Director Independence” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

Dated:	March 24, 2016	Resonant Inc.

		By:	/s/ JOHN PHILPOTT
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

Signature	Title	Date

/s/ Terry Lingren	Chief Executive Officer and Director	March 24, 2016
Terry Lingren	(Principal Executive Officer)

/s/ Robert Hammond	Chief Technology Officer and Director	March 24, 2016
Robert Hammond

/s/ George B. Holmes	President, Chief Commercial Officer and Director	March 24, 2016
George B. Holmes

/s/ John E. Major	Chairman of the Board of Directors	March 24, 2016
John E. Major

/s/ Janet K. Cooper	Director	March 24, 2016
Janet K. Cooper

/s/ Michael J. Fox	Director	March 24, 2016
Michael J. Fox

/s/ Thomas Joseph	Director	March 24, 2016
Thomas Joseph

/s/ Richard Kornfeld	Director	March 24, 2016
Richard Kornfeld

S-1

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4/11/2014
4.2	Form of Underwriter’s Warrant	S-1/A	333-193552	4.2	5/16/2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1/24/2014
10.2	Registrant’s amended and restated 2014 Omnibus Incentive Plan, including form agreements	S-1/A	333-193552	10.2	4/11/2014
10.3*	Offer Letter between the Registrant and Terry Lingren, dated June 17, 2013	S-1	333-193552	10.3	1/24/2014
10.4*	Offer Letter between the Registrant and Robert Hammond, dated June 17, 2013	S-1	333-193552	10.4	1/24/2014
10.5*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1/24/2014
10.6*	Outside Director Compensation Policy					X
10.7	Amendment to Securities Purchase Agreement, dated September 14, 2013, by and among the Registrant and the Required Holders party thereto	S-1	333-193552	10.15	1/24/2014
10.8	Registration Rights Agreement for Investors, dated June 17, 2013, by and among the Registrant and the persons listed on Schedule A thereto	S-1	333-193552	10.23	1/24/2014
10.9	Registration Rights Agreement for Warrants, dated June 17, 2013, by and among the Registrant and MDB Capital Group LLC	S-1	333-193552	10.24	1/24/2014
10.10	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for 222,222 shares of common stock	S-1	333-193552	10.25	1/24/2014
10.11	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for a to-be-determined number of shares of common stock	S-1	333-193552	10.26	1/24/2014
10.12	Warrant to Purchase Common Stock (No. A-1), dated June 17, 2013, issued by the Registrant in favor of Terry Lingren for 41,666 shares of common stock	S-1	333-193552	10.27	1/24/2014
10.13	Warrant to Purchase Common Stock (No. A-2), dated June 17, 2013, issued by the Registrant in favor of Robert Hammond for 41,666 shares of common stock	S-1	333-193552	10.28	1/24/2014

EX-1

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.14	Warrant to Purchase Common Stock (No. A-3), dated June 17, 2013, issued by the Registrant in favor of Neal Fenzi for 41,666 shares of common stock	S-1	333-193552	10.29	1/24/2014
10.15	Warrant to Purchase Common Stock (No. A-4), dated June 17, 2013, issued by the Registrant in favor of Terry Lingren for 41,667 shares of common stock	S-1	333-193552	10.30	1/24/2014
10.16	Warrant to Purchase Common Stock (No. A-5), dated June 17, 2013, issued by the Registrant in favor of Robert Hammond for 41,667 shares of common stock	S-1	333-193552	10.31	1/24/2014
10.17	Warrant to Purchase Common Stock (No. A-6), dated June 17, 2013, issued by the Registrant in favor of Neal Fenzi for 41,667 shares of common stock	S-1	333-193552	10.32	1/24/2014
10.18.1	Multi-Tenant Industrial Lease, dated August 9, 2013, between the Registrant and Nassau Land Company, L.P.	S-1	333-193552	10.33	1/24/2014
10.18.2	First Amendment to Lease, dated March 20, 2014, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.33.2	3/27/2015
10.18.3	Second Amendment to Lease, dated September 15, 2014, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.33.3	3/27/2015
10.19.1	Standard Multi-Tenant Office Lease—Gross, dated November 14, 2013, between the Registrant and SeaBreeze I Venture—TIC.	S-1	333-193552	10.34	1/24/2014
10.19.2	First Amendment to Lease, dated May 5, 2015, between the Registrant and SeaBreeze I Venture—TIC.	10-Q	001-36467	10.10	8/13/2015
10.20*	Offer Letter between the Registrant and John Philpott, dated March 10, 2014	S-1/A	333-193552	10.37	3/24/2014
10.21	Warrant Agreement issued to MZ Group	10-Q	001-36467	10.30	8/8/2014
10.22	Warrant Agreement issued to Investor Relations Consultant	10-K	001-36467	10.40	3/27/2015
10.23*	Form of Severance/Change-in-Control Agreement	10-K	001-36467	10.41	3/27/2015
10.24*	Offer Letter between the Registrant and Mike Eddy, dated August 16, 2014	10-K	001-36467	10.42	3/27/2015
10.25*	Offer letter between the Registrant and George B. Holmes, dated February 9, 2016	8-K	001-36467	10.1	2/29/2016
10.26*	Restricted Stock Unit Agreement, with a grant date of February 29,2016 between the Registrant and George B. Holmes	8-K	001-36467	10.2	2/29/2016
21.1	List of Subsidiaries	S-1	333-193552	21.1	1/24/2014
23.1	Consent of Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)					X
23.2	Consent of Crowe Horwath LLP					X
24.1	Power of Attorney (included on signature page)					X

EX-2

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

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

EX-3