Form 10-Q
period 2016-03-31
Resonant Inc
filed 2016-05-12
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 11, 2016, the issuer had 9,411,894 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2015	March 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,501,000	$3,055,000
Prepaid expenses and other current assets	138,000	152,000
Investments held-to-maturity	3,006,000	—
TOTAL CURRENT ASSETS	5,645,000	3,207,000

PROPERTY AND EQUIPMENT
Property and equipment, gross	1,664,000	1,755,000
Less: Accumulated depreciation and amortization	(672,000)	(808,000)
PROPERTY AND EQUIPMENT, NET	992,000	947,000

NONCURRENT ASSETS
Patents and domain names, net	815,000	826,000
Restricted cash	100,000	100,000
Other assets	15,000	15,000
TOTAL NONCURRENT ASSETS	930,000	941,000

TOTAL ASSETS	$7,567,000	$5,095,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$518,000	$816,000
Accrued expenses	60,000	60,000
Accrued salaries and payroll related expenses	467,000	250,000
Deferred revenue	—	53,000
Deferred rent, current portion	34,000	34,000
TOTAL CURRENT LIABILITIES	1,079,000	1,213,000

LONG-TERM LIABILITIES
Deferred rent	20,000	11,000

TOTAL LIABILITIES	1,099,000	1,224,000

Commitments and contingencies (Note 5)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 7,241,949 outstanding as of December 31, 2015, and 7,391,383 outstanding as of March 31, 2016	7,000	7,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2015 and March 31, 2016	—	—
Additional paid-in capital	37,373,000	37,852,000
Accumulated deficit	(30,912,000)	(33,988,000)
TOTAL STOCKHOLDERS’ EQUITY	6,468,000	3,871,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,567,000	$5,095,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2016
REVENUES	$—	$27,000

OPERATING EXPENSES
Research and development	746,000	1,043,000
General and administrative	870,000	1,560,000
Stock Compensation	508,000	358,000
Depreciation and amortization	111,000	145,000
TOTAL OPERATING EXPENSES	2,235,000	3,106,000
OPERATING LOSS	(2,235,000)	(3,079,000)

OTHER INCOME
Interest and investment income	8,000	4,000
TOTAL OTHER INCOME	8,000	4,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,227,000)	(3,075,000)
Provision for income taxes	(1,000)	(1,000)
NET LOSS	$(2,228,000)	$(3,076,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.31)	$(0.42)

Weighted average shares outstanding — basic and diluted	7,077,789	7,337,572

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For The Three Months Ended March 31, 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	7,241,949	$7,000	$37,373,000	$(30,912,000)	$6,468,000
Issuance of common stock for compensation	134,276	—	—	—	—
Stock issued to consultants for services	3,000	—	6,000	—	6,000
Stock-based compensation	—	—	473,000	—	473,000
Exercise of warrants, cashless	12,158	—	—	—	—
Net loss	—	—	—	(3,076,000)	(3,076,000)
Balance, March 31, 2016	7,391,383	$7,000	$37,852,000	$(33,988,000)	$3,871,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,228,000)	$(3,076,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,000	145,000
Stock-based compensation	508,000	358,000
Non-cash investment income	(6,000)	—
Non-cash patent write-off	—	14,000
Changes in assets and liabilities:
Prepaids and other current assets	—	(14,000)
Accounts payable	185,000	298,000
Accrued expenses	(125,000)	—
Accrued salaries and payroll related expenses	(9,000)	(96,000)
Deferred revenue	—	53,000
Deferred rent	(9,000)	(9,000)
Net cash used in operating activities	(1,573,000)	(2,327,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(64,000)	(91,000)
Expenditures for patents and domain names	(121,000)	(34,000)
Purchase of restricted cash investment	(100,000)	—
Redemption of investments held-to-maturity	8,000,000	3,006,000
Purchase of investments held-to-maturity	(8,989,000)	—
Net cash provided by (used in) investing activities	(1,274,000)	2,881,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of tax withholdings on net issuance of common stock for compensation	(31,000)	—
Net cash used in financing activities	(31,000)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,878,000)	554,000
CASH AND CASH EQUIVALENTS — Beginning of period	5,803,000	2,501,000
CASH AND CASH EQUIVALENTS — End of period	$2,925,000	$3,055,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$—
Taxes Paid	$—	$1,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred financing costs included in accounts payable	$—	$15,000
Issuance of accrued share-based bonus plan	$—	$99,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Goleta, California.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI, but had not conducted any operations through June 16, 2013. Resonant LLC, a limited liability company, was formed in California in May 2012. We commenced business on July 6, 2012 with initial contributions from our founders and STI. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant Inc. for the three months ended March 31, 2015 and March 31, 2016. The condensed consolidated balance sheets presented in the consolidated financial statements represent the activities of Resonant Inc. as of December 31, 2015 and March 31, 2016.
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
We continued to make progress in the development of our technology in all areas of RF filter design. In the area of single filter or duplexer designs, during the first quarter of 2016, we entered into two memoranda of understanding, or MoUs, for five separate products. The first MoU is with an existing customer to develop duplexer designs for two SAW duplexer products that are currently designed as BAWs or temperature-compensated, or TC, SAWs. We received an up-front payment to assist in covering a portion of the development costs of these designs and we can earn additional milestone payments upon completion of each of the duplexer designs. The second MoU is with a new customer to develop duplexer designs for three individual bands. We received an up-front payment from this customer to assist in covering a portion of the development costs of these designs and we can earn additional milestone payments upon completion of each of the duplexer designs.
We continued our work on the feasibility of using our technology to design multiplexers to address the complexities of CA, and have commenced the initial design for two potential multiplexers. We expect the design development work will assist us in attaining a customer commitment for a multiplexer project. Also during 2016, we continue to optimize the performance of our reconfigurable filter that supports two bands. We are also continuing development of a filter reconfigurable between three bands.
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
Initial Public Offering

We closed our IPO on June 3, 2014, pursuant to which we issued 3,105,000 shares of common stock (which includes the exercise in full by the underwriter of its over-allotment option) at a price of $6.00 per share.  We received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $16.2 million.  Our common stock commenced trading on the Nasdaq Capital Market, or NASDAQ, under the symbol “RESN” on May 29, 2014.  The Securities and Exchange Commission declared effective a registration statement relating to these securities on May 28, 2014.

Capital Resources and Liquidity

We have minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At December 31, 2015 and March 31, 2016, we had incurred accumulated losses of $30.9 million and $34.0 million, respectively, and we had cash and cash equivalents of $2.5 million and $3.1 million, respectively. Additionally, as of December 31, 2015 and March 31, 2016, we had $3.0 million and zero dollars in short-term investments, respectively. These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of March 31, 2016 consists of existing cash balances of $3.1 million. Currently, we are using approximately $2.4 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. In April 2016, we completed an equity financing which provided us with net proceeds of approximately $5.2 million (See Note 6). With the proceeds from this financing, we believe our current resources will provide sufficient funding for planned operations through the fourth quarter of 2016. We will continue to evaluate if and when it is appropriate to raise additional capital, after taking into consideration all current and future sources and uses of cash, including any receipt of meaningful revenues. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

The accompanying condensed consolidated financial statements at March 31, 2016 and for the three months ended March 31, 2015 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from our audited consolidated financial statements as of that date.

The condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Reclassifications—Certain amounts in the condensed consolidated statement of operations for the three months ended March 31, 2015 have been reclassified to conform to the current year presentation.

 Restricted Cash—Restricted cash at December 31, 2015 and March 31, 2016 represents cash held within a certificate of deposit with a financial institution which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards.

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

From January through February 2016, we invested in federally insured certificates of deposit. The investments matured in February 2016. As of March 31, 2016, we no longer have any investments held-to-maturity. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We have recorded investment income of $6,000 and $4,000 for the three months ended March 31, 2015 and 2016, respectively, associated with these investments.

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

Intangible Assets Subject to Amortization—At December 31, 2015 and March 31, 2016, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Deferred Finance Costs—Costs relating to our recently completed equity financing were $15,000 for the three months ended March 31, 2016. There were no deferred financing costs as of December 31, 2015.

Revenue Recognition—Revenue consists primarily of fees received in connection with filter design projects with customers. Contracts may involve up-front non-refundable fees, intended to support our initial engineering product development efforts, as well as milestone payments based upon the successful completion of certain deliverables. In relation to the up-front non-refundable fees, we recognize revenue in accordance with ASC 605 “Revenue Recognition”. We recognize revenue as the services are performed over the initial engineering filter design development period and when all of the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

For the three months ended March 31, 2016, we received $80,000 in upfront, non-refundable fees from our two customers and we recognized $27,000 of revenue over the ratable term of the expected three month development period for the these initial filter design developments which commenced in March 2016. We recorded the remaining balance of $53,000 as deferred revenue expected to be recognized by June 30, 2016.

In addition to the up-front non-refundable payments, the filter design projects include certain milestone payments upon successful filter design or a design stage completion. These filter design projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is generally dependent on the filter design specifications and the milestone typically needs to be accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is generally non-refundable. We record revenue associated with the milestone payments in accordance with ASC 605-28 “Milestone Method” whereby we record revenue upon successful completion of the related milestone and when collection of the revenue is reasonably assured. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

For the three months ended March 31, 2016 we have not yet recorded any revenue related to milestone payments as no milestones have been met.

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

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Three Months Ended March 31,
	2015	2016
Common stock warrants	804,463	792,242
Common stock options	546,200	777,800
Total shares excluded from net loss per share attributable to common stockholders	1,350,663	1,570,042

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2015 and March 31, 2016, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three months ended March 31, 2015 and March 31, 2016, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

Presentation of Financial Statements—Going Concern - In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organizations ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are evaluating the impact of ASU 2014-15 and plan to adopt once it becomes effective.

Revenue from Contracts with Customers—In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) . The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. As a result, we will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the new guidance on our consolidated financial statements and disclosures.
Compensation-Stock Compensation—In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are evaluating the potential impact of the adoption of ASU No. 2016-09 and plan to adopt once it becomes effective.

NOTE 3—WARRANTS

From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

Investor Relations Warrants

In August 2014 and October 2014, we entered into agreements with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock that became fully vested on July 21, 2015. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at issuance date to be $119,000 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.91 per share, time to maturity of 3.0 years, volatility of 69.7%, zero expected dividend rate and risk free rate of 0.88%. In September, 2015 we amended the agreement with the IR Firm and adjusted the monthly cash compensation to $3,000 per month. Pursuant to our agreement with the IR consultant, in addition to monthly cash compensation of $5,000 per month, we issued to the IR consultant a 4 year consulting warrant, or IR Warrant, for the purchase of 6,000 shares of common stock that vested monthly over twelve months. The IR Warrant has an exercise price of $6.50 and expires on September 30, 2018. Since the IR Warrant vested monthly, we estimated the fair value of the IR Warrant at the date of each vesting period over the three month period ending March 31, 2015 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $6.00 - $11.62 per share, time to maturity of 3.8 to 3.5 years, volatility of 60% to 81.8%, zero expected dividend rate and risk free rate range of 0.95% to 1.5%.

We recorded $39,000 of stock compensation related to the IR warrants during the three months ended March 31, 2015 which was included in general and administrative expense. There was no expense recorded for the three months ended March 31, 2016 as the warrants had become fully vested as of December 31, 2015.

A roll-forward of warrant share activity from January 1, 2015 to March 31, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	222,222	—	(104,444)	(1)	117,778
Financing Warrant	208,763	—	(130,577)	(1)	78,186
Underwriting Warrant	310,500	—	—		310,500
IR Consulting Warrant	48,000	—	—		48,000
	1,039,484	—	(235,021)		804,463

(1)	During the three months ended March 31, 2015, there were 235,021 common stock warrants that were exercised through a cashless exercise which netted 208,184 shares being issued.

A roll-forward of warrant share activity from January 1, 2016 to March 31, 2016 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2016	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2016
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	117,778	—	(12,221)	(1)	105,557
Financing Warrant	78,186	—	—		78,186
Underwriting Warrant	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
	804,463	—	(12,221)		792,242

(1)	During the three months ended March 31, 2016, there were 12,221 common stock warrants that were exercised through a cashless exercise which netted 12,158 shares being issued.

NOTE 4— STOCK-BASED COMPENSATION

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

Option Valuation

We have computed the fair value of options granted to employees and non-employees using the Black-Scholes option valuation model. The compensation costs of non-employee arrangements are subject to re-measurement at each reporting period over the vesting terms as earned. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to our lack of sufficient historical data. For consultants we use an estimated expected life of the remaining term of the stock option grant, which is initially ten years. Since our stock has not been publicly traded for a sufficiently long period of time, we are utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within our industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Stock Options to Employees and Consultants

During the three months ended March 31, 2015, we granted incentive stock options for the purchase of 55,000 shares of our common stock to our employees. The stock options have an exercise price range of $7.54 per share to $12.98 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $328,000 for the three months ended March 31, 2015 utilizing the Black-Scholes option valuation model.

During the three months ended March 31, 2016, we granted incentive and non-qualified stock options for the purchase of 216,500 shares of our common stock to our employees and a consultant. The stock options have an exercise price range of $1.93 per share to $2.00 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters for the employees and vests quarterly over eight quarters for our consultant. The stock options granted had an aggregate grant date fair value of $253,000 for the three months ended March 31, 2016 utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the three months ended March 31, 2015 and March 31, 2016 using the Black-Scholes option valuation model. The fair values of stock options granted for the period were estimated using the following assumptions:

	Stock Option Grants Awarded During the three Months Ended March 31, 2015	Stock Option Grants Awarded During the Three Months Ended March 31, 2016
Stock Price	$7.54 to $12.98	$1.93 to $2.00
Dividend Yield	0.00%	0.00%
Expected Volatility	60%	60%
Risk-free interest rate	1.44% - 1.77%	1.49% - 1.74%
Expected Life	7 years	7 years

Stock-based compensation expense related to stock options for employees was $108,000 and $130,000 for the three months ended March 31, 2015 and 2016, respectively. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three months ended March 31, 2015 and 2016, there was no forfeiture rate applied as there have been very minimal forfeitures since the grant of awards and we do not expect to incur any for those shares currently awarded.

For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $19,000 and $6,000 for the three months ended March 31, 2015 and 2016, respectively.

Stock Option Award Activity

The following is a summary of our stock option activity during the three months ended March 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2016	565,050	$6.57	$4.25	7.84
Granted	216,500	1.96	1.17	9.84
Exercised	—	—	—	—
Canceled/Forfeited	(3,750)	5.79	3.20	—
Outstanding, March 31, 2016	777,800	$5.29	$3.28	8.25

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2016	302,415	$6.25	$4.11	7.07
Vested	28,997	6.70	4.31	8.38
Exercised	—	—	—	—
Canceled/Forfeited	(3,750)	5.79	3.20	—
Exercisable, March 31, 2016	327,662	$6.30	$4.14	7.04

The following table presents information related to stock options outstanding and exercisable at March 31, 2016:

Stock Options Outstanding		Stock Options Exercisable
Exercise Price	Outstanding Number of Stock Options	Weighted Average Remaining Life In Years	Exercisable Number of Stock Options
$1.93 – $2.00	216,500	—	—
$3.83 – $4.35	22,500	9.19	3,752
6.00	364,000	6.69	268,307
$6.49 – $7.20	60,000	8.40	23,137
$7.54 – $7.55	77,300	8.64	22,617
$8.06 – $12.98	37,500	8.85	9,849
	777,800	7.04	327,662

As of March 31, 2016, there was $1.2 million of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years. The aggregate intrinsic value of outstanding stock options and stock options vested as of March 31, 2016 were $208,000 and $0, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on March 31, 2016 of $2.92 per share.

 Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three months ended March 31, 2015 and 2016, we recorded $246,000 and $238,000 respectively, of stock-based compensation related to the restricted stock unit shares that have been issued to-date. Shares vested during the three months ended March 31, 2015 and 2016 were 20,508 and 134,276 respectively, of which 2,400 shares and 0 shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities.

A summary of restricted stock unit activity for the three months ended March 31, 2015 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2015	131,267	$6.00
Granted	174,621	8.14
Vested	(20,508)	6.55
Canceled	—	—
Outstanding at March 31, 2015	285,380	$7.27

A summary of restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2016	375,629	$6.16
Granted	306,265	1.95
Vested	(134,276)	4.39
Canceled	—	—
Outstanding at March 31, 2016	547,618	$4.16

As of March 31, 2016, there was $2.0 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.7 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

In 2015, we put in place a performance based bonus program which identified five specific performance objectives to be accomplished during 2015 for all employees. The awards contained a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board. The performance bonus amounts were based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 13.34% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 25% per objective for executive employees. We granted 90,265 restricted stock unit awards in February 2016, of which 45,140 shares vested on the issuance date and the remaining shares vest on January 1, 2017. The number of shares granted to each employee was determined based on the performance bonus amount divided by the 10-day average stock price prior to December 31, 2015 which was $2.68. For the three months ended March 31, 2015, we recorded $97,000 of stock-based compensation in connection with the 2015 performance plan. For the three months ended March 31, 2016, we recorded a reduction of stock-based compensation of $21,000 in connection with the 2015 performance plan which was a result of the decrease in the price of our common stock between December 31, 2015 and the date of grant.

For 2016, we have put in place a performance based bonus program which identifies five specific performance objectives to be accomplished during 2016 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board.

The performance bonus amounts will be based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 20% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 50% per objective for executive employees. Additionally, the performance bonus is subject to the achievement of certain stock price thresholds for the ten trading days ending on the last trading day of 2016. The performance bonus will be paid in the form of cash or restricted stock units which will vest in full on the tenth business day following grant. The number of shares granted to each employee will be determined based on the performance bonus amount divided by the 10-day average stock price prior December 31, 2016. The grant date is expected to be in the first quarter of 2017. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the three months ended

March 31, 2016, we did not record any stock-based compensation expense related to the 2016 performance awards as the achievement of the performance conditions were not considered probable.

Total equity-based compensation cost recorded in the condensed consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services and excludes the performance bonus accrual and warrant consultant cost, is allocated as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016
Research and development
Employees	$177,000	$163,000
Non-employees	16,000	3,000
General and administrative
Employees and directors	160,000	197,000
Non-employees	20,000	11,000
	$373,000	$374,000

Common Stock Issued to Consultants

In February 2016 we issued 3,000 shares of our common stock to a consultant in exchange for employment recruiting services. We recorded $6,000 in stock compensation expense related to the stock issuance for the three months ended March 31, 2016, which represents the fair value of the stock on the date of issuance. There were no similar items, or expense recorded, for the three months ended March 31, 2015.

NOTE 5— COMMITMENTS AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,000 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,000 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,000 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,000 and extended the lease term through July, 2017. We have a renewal option for an additional 3 years term. The original lease included a tenant improvement allowance of $72,000 and the amended lease included an additional tenant improvement allowance of $38,000. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2015 and as leasehold improvements as of March 31, 2016 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease had a two-year term, and rental costs of approximately $4,000 per month. In May 2015, we renewed the lease for a one year period expiring November 30, 2016 with rental costs of $5,000 per month.

Rent expense related to our facilities and equipment for the three months ended March 31, 2015 and 2016 was $38,000 and $43,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business.

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. The plaintiffs purported to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between May 28, 2014 and April 2, 2015, or the Class Period, as well as a subclass of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. We filed a motion to dismiss the consolidated complaint on November 30, 2015. On February 8, 2016, the court granted our motion to dismiss the consolidated complaint, but granted the plaintiffs leave to file a second amended complaint. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. It is not known when the court will rule on the motion.
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
We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters, and we expect to incur some costs to defend these suits in the future. As of March 31, 2016, we have incurred total legal expenses of approximately $575,000 and expect to incur additional costs to defend these suits in the future. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters.
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. Based on the very early stage of litigation for the cases referred to above, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of March 31, 2015 and March 31, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three months ended March 31, 2015 and March 31, 2016, respectively, with respect to litigation or loss contingencies.

NOTE 6—SUBSEQUENT EVENTS

On April 25, 2016, we completed the private placement sale of 1,996,880 units at a price of $2.985 per unit to institutional and individual investors, which included existing investors, executives and board members. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing of the financing. We also issued to the placement agents in the financing, warrants to purchase an aggregate of 99,844 shares of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing. Gross proceeds were $5.96 million with net proceeds expected to be approximately $5.2 million after deducting placement agent fees and estimated offering expenses.

In April 2016, we signed a license agreement with a customer for two SAW filter designs. The agreement's primary terms are consistent with the terms agreed upon in the MoU and ends December 31, 2018. In addition to two future milestone payments, it provides for royalty payments for each duplexer sold using our filter designs and contains a minimum royalty for 2017 for each filter design, subject to certain conditions.
We evaluated subsequent events through May 12, 2016, the date of issuance of the condensed consolidated financial statements for the three months ended March 31, 2016.

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
We plan to commercialize our technology by creating filter designs that address the problems created by the growing number of frequency bands in the RF front-end of mobile devices. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the carrier aggregation, or CA, requirements of our customers. Finally, we are developing reconfigurable filter designs to replace multiple filters for multiple bands.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
We continued to make progress in the development of our technology in all areas of RF filter design. In the area of single filter or duplexer designs, during the first quarter of 2016, we entered into two memoranda of understanding, or MoUs, for five separate products. The first MoU is with an existing customer to develop duplexer designs for two SAW duplexer products that are currently designed as BAWs or temperature-compensated, or TC, SAWs. We received an up-front payment to assist in covering a portion of the development costs of these designs and we can earn additional milestone payments upon completion of each of the filter designs. In April 2016, we entered into a license agreement with this customer for the two SAW duplexer designs. The agreement's primary terms are consistent with the terms agreed upon in the MoU and ends December 31, 2018. In addition to the milestone payments, it provides for royalty payments for each duplexer sold using our filter designs and contains a minimum royalty for 2017 for each filter design.
The second MoU is with a new customer to develop duplexer designs for three individual bands. We received an up-front payment from this customer to assist in covering a portion of the development costs of these designs and we can earn additional milestone payments upon completion of each of the filter designs.
We continued our work on the feasibility of using our technology to design multiplexers to address the complexities of CA, and have commenced the initial design for two potential multiplexers. We expect the design development work will assist in attaining a customer commitment for a multiplexer project. Also during 2016, we continue to optimize the performance of our reconfigurable filter that supports two bands. We are also continuing development of a filter reconfigurable between three bands.
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
As of March 31, 2016, we have 30 employees and use the services of several outside consultants. Of our employees, 20 are engaged in research and development 10 in general and administrative activities. Our patent portfolio at March 31, 2016 is comprised of more than 85 issued and pending patents.
We have earned minimal revenue since inception, and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $34.0 million from inception through March 31, 2016.  These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
     Our condensed consolidated financial statements account for the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of March 31, 2016 consist of existing cash balances of $3.1 million. Currently we are using approximately $2.4 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. In April 2016, we completed an equity financing which provide us with net proceeds of approximately $5.2 million. With the proceeds from this financing, we believe our current resources will provide sufficient funding for planned operations through the fourth quarter of 2016. We will continue to evaluate if and when it is appropriate to raise additional capital, after taking into consideration all current and future sources and uses of cash, including any receipt of meaningful revenues. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in these critical accounting policies since December 31, 2015.

Recently Issued and Adopted Accounting Pronouncements

Presentation of Financial Statements—Going Concern - In August 2014, the FASB issued Accounting Standards Update, ASU, No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are evaluating the impact of ASU 2014-15 and plan to adopt it once it becomes effective.

Revenue from Contracts with Customers—In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09,  Revenue from Contracts with Customers (Topic 606) . The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14,  Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. As a result, we will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the new guidance on our consolidated financial statements and disclosures.
Compensation-Stock Compensation—In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are evaluating the potential impact of the adoption of ASU No. 2016-09 and plan to adopt once it becomes effective.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2016

Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs. These amounts consist of upfront payments intended to support our initial engineering product development efforts. The revenues are recognized ratably over the estimated development period that the upfront payment is associated with. For the three months ended March 31, 2106, we recorded $27,000 of revenues related to the upfront payments received from our customers. There were no revenues recognized for the same period in 2015. We expect revenues to continue to be recorded due to the $53,000 of unrecognized upfront payments received. We also believe that based on the potential future milestone payments and royalties described in our two customer MoUs, there may be future revenues recorded.

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers. These consist primarily of the cost of employees and consultants, and to a lesser extent costs for equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction. Research and development expenses increased $297,000, from $746,000 in the first three months of 2015 to $1.0 million in the first three months of 2016.  The increase was the result of the increased payroll, benefit costs, consulting costs, travel and development costs related to increased activity on our various filter designs under development.

General and Administrative Expenses. General and administrative expenses include salaries, taxes and employee benefits for the executives and administrative staff. It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees. General and administrative expenses increased $690,000, from $870,000 in the first three months of 2015 to $1.6 million in the first three months of 2016.  The increase was due primarily to increased legal fees in connection with legal proceedings, the cost associated with the hiring of two executives which also increased on-going payroll and related benefit costs and accounting costs associated with operating as a public company. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth. Additionally, we will continue to incur additional costs associated with the current securities litigation lawsuits filed against us.

 Stock Compensation Expense. Stock compensation expenses consists of expenses related to equity awards issued to employees and non-employees and also to warrants and common stock issued in exchange for services. Stock compensation expense decreased from $508,000 in the first three months of 2015 to $358,000 in the first three months of 2016 primarily related to a lower stock price in 2016 compared to 2015. Stock compensation expense in the first three months of 2015 included $97,000 related to performance based awards and $39,000 related to consultant warrants. There were no such expenses recorded in the first three months of 2016 related to performance awards or warrants.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $34,000, from $111,000 in first three months of 2015 to $145,000 in first three months of 2016, primarily as a result of our increases in fixed assets and new equipment and software associated with the increase in employees and our product development efforts.

Interest Income.  Interest income decreased by $4,000, from $8,000 in the first three months of 2015 to $4,000 in the first three months of 2016 primarily due to decreased cash and investment balances.  We expect interest income to fluctuate in proportion to our cash balances.

 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  Consequently, our only tax liabilities for both periods were for minimum taxes in the States where we conduct business.

Liquidity and Capital Resources

Financing Activities

We have earned minimal revenue since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.

We began operations in July 2012 with initial capital contributions from our founders and Superconductor Technologies Inc.  As of March 31, 2016, we have raised aggregate gross proceeds of $25 million through the use of loans, convertible debt and equity through an IPO. In April 2016, we completed a private placement financing of our common stock raising approximately $5.2 million of additional funds.
 We had current assets of $3.2 million and current liabilities of $1.2 million at March 31, 2016, resulting in working capital of $2.0 million.  This compares to working capital of $11.2 million at March 31, 2015 and $4.6 million at December 31, 2015.  The change in working capital is primarily the result of the use of cash in our normal business operations.
 Our condensed consolidated financial statements account for the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of March 31, 2016 consist of existing cash balances of $3.1 million. Currently, we are using approximately $2.4 million in cash per quarter in operating activities excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. With the completion of the most recent private placement financing, which provide us with net proceeds of approximately $5.2 million, we believe our current resources will provide sufficient funding for planned operations through the fourth quarter of 2016. We will continue to evaluate if and when it is appropriate to raise additional capital, after taking into consideration all current and future sources and uses of cash, including any receipt of meaningful revenues. There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Cash Flow Analysis

Operating activities used cash of $1.6 million in the first three months of 2015 and $2.3 million in the first three months of 2016.  The increase is primarily the result of increased expenses related to payroll costs from the hiring of two executives and other technical staff, benefits and travel costs as we pursue our business development plan and legal costs associated with our legal proceedings.

Investing activities used cash of $1.3 million in the first three months of 2015 and provided cash of $2.9 million in the first three months of 2016.  The use of cash in 2015 was primarily a result of the purchase of investments held to maturity, investment in patents and $100,000 related to the restricted cash commitment attributable to our corporate credit cards. The cash provided in 2016 was primarily a result of the redemption of investments held to maturity offset by the purchase of capital expenditures and our investment in patents.

Financing activities used cash of $31,000 in the first three months of 2015 and $0 in the first three months of 2016.  For the 2015 period, cash used was a result of the payment of tax withholdings on the net issuance of common stock for compensation.  There were no such transactions for 2016 as we no longer issue net shares on the issuance of common stock for compensation.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On November 30, 2015, we filed a motion to dismiss the plaintiffs’ Consolidated Amended Complaint. In an order dated February 8, 2016, the court granted our motion to dismiss, but granted the plaintiffs leave to file a second amended complaint. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. The plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and April 2, 2015, or the Class Period, as well as a class of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. It is not known when the court will rule on the motion. On February 8, 2016, the court granted our motion to dismiss the consolidated complaint in the putative class action, but granted the plaintiffs leave to file a second amended complaint. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. It is not known when the court will rule on the motion.
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
Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the three months ended March 31, 2016.

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

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1	Offer Letter between the Registrant and George B. Holmes, dated February 9, 2016.	8-K	001-36467	10.1	3/4/2016

10.2	Restricted Stock Unit Agreement, with a grant date of February 29, 2016, between the Registrant and George B. Holmes.	8-K	001-36467	10.2	3/4/2016

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:	May 12, 2016	Resonant Inc.

		By:	/s/ John M. Philpott
John M. Philpott
Chief Financial Officer
(Principal Financial and Accounting Officer)