Form 10-Q
period 2016-06-30
Resonant Inc
filed 2016-08-10
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 9, 2016, the issuer had 9,590,626 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2015	June 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,501,000	$1,488,000
Prepaid expenses and other current assets	138,000	43,000
Investments held-to-maturity	3,006,000	4,250,000
TOTAL CURRENT ASSETS	5,645,000	5,781,000

PROPERTY AND EQUIPMENT
Property and equipment, gross	1,664,000	1,900,000
Less: Accumulated depreciation and amortization	(672,000)	(954,000)
PROPERTY AND EQUIPMENT, NET	992,000	946,000

NONCURRENT ASSETS
Patents and domain names, net	815,000	887,000
Restricted cash	100,000	100,000
Other assets	15,000	15,000
TOTAL NONCURRENT ASSETS	930,000	1,002,000

TOTAL ASSETS	$7,567,000	$7,729,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$518,000	$700,000
Accrued expenses	60,000	110,000
Accrued salaries and payroll related expenses	467,000	371,000
Deferred rent, current portion	34,000	34,000
TOTAL CURRENT LIABILITIES	1,079,000	1,215,000

LONG-TERM LIABILITIES
Deferred rent	20,000	3,000

TOTAL LIABILITIES	1,099,000	1,218,000

Commitments and contingencies (Note 6)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 7,241,949 outstanding as of December 31, 2015, and 9,443,461 outstanding as of June 30, 2016	7,000	9,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2015 and June 30, 2016	—	—
Additional paid-in capital	37,373,000	43,478,000
Accumulated deficit	(30,912,000)	(36,976,000)
TOTAL STOCKHOLDERS’ EQUITY	6,468,000	6,511,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,567,000	$7,729,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
REVENUES	$—	$63,000	$—	$90,000

OPERATING EXPENSES
Research and development	901,000	1,138,000	1,646,000	2,181,000
General and administrative	803,000	1,319,000	1,673,000	2,879,000
Stock compensation	333,000	440,000	842,000	798,000
Depreciation and amortization	116,000	156,000	227,000	301,000
TOTAL OPERATING EXPENSES	2,153,000	3,053,000	4,388,000	6,159,000
OPERATING LOSS	(2,153,000)	(2,990,000)	(4,388,000)	(6,069,000)

OTHER INCOME
Interest and investment income	8,000	2,000	16,000	6,000
TOTAL OTHER INCOME	8,000	2,000	16,000	6,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,145,000)	(2,988,000)	(4,372,000)	(6,063,000)
Provision for income taxes	—	—	(1,000)	(1,000)
NET LOSS	$(2,145,000)	$(2,988,000)	$(4,373,000)	$(6,064,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.31)	$(0.34)	$(0.63)	$(0.75)

Weighted average shares outstanding — basic and diluted	7,160,890	8,870,245	7,119,569	8,103,908

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For The Six Months Ended June 30, 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	7,241,949	$7,000	$37,373,000	$(30,912,000)	$6,468,000
Issuance of common stock for compensation	176,390	—	—	—	—
Stock issued to consultants for services	8,549	—	17,000	—	17,000
Stock-based compensation	—	—	913,000	—	913,000
Sale of common stock in private placement offering, net of offering costs	1,996,880	2,000	5,175,000	—	5,177,000
Exercise of warrants, cashless	19,693	—	—	—	—
Net loss	—	—	—	(6,064,000)	(6,064,000)
Balance, June 30, 2016	9,443,461	$9,000	$43,478,000	$(36,976,000)	$6,511,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,373,000)	$(6,064,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,000	301,000
Stock-based compensation	680,000	798,000
Non-cash investment income	(11,000)	(1,000)
Non-cash patent write-off	—	14,000
Changes in assets and liabilities:
Prepaids and other current assets	(115,000)	95,000
Accounts payable	45,000	182,000
Accrued expenses	(98,000)	50,000
Accrued salaries and payroll related expenses	109,000	36,000
Deferred rent	(18,000)	(17,000)
Net cash used in operating activities	(3,554,000)	(4,606,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(168,000)	(236,000)
Expenditures for patents and domain names	(165,000)	(105,000)
Purchase of restricted cash investment	(100,000)	—
Redemption of investments held-to-maturity	10,000,000	3,006,000
Purchase of investments held-to-maturity	(9,989,000)	(4,249,000)
Net cash used in investing activities	(422,000)	(1,584,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from private placement offering	—	5,177,000
Payment of tax withholdings on net issuance of common stock for compensation	(45,000)	—
Net cash provided by (used in) financing activities	(45,000)	5,177,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,021,000)	(1,013,000)
CASH AND CASH EQUIVALENTS — Beginning of period	5,803,000	2,501,000
CASH AND CASH EQUIVALENTS — End of period	$1,782,000	$1,488,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$—
Taxes Paid	$1,000	$1,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock in settlement of liability	$—	$110,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Goleta, California.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI, but had not conducted any operations through June 16, 2013. Resonant LLC, a limited liability company, was formed in California in May 2012. We commenced business on July 6, 2012 with initial contributions from our founders and STI. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant Inc. for the three and six months ended June 30, 2015 and June 30, 2016. The condensed consolidated balance sheets presented in the consolidated financial statements represent the activities of Resonant Inc. as of December 31, 2015 and June 30, 2016.
We are creating an innovative software and IP platform that has the ability to reduce the time to market and unit cost in the design of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end (RFFE) is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  The platform we are developing is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  Our goal is to utilize our ISN® platform to support our customers in reducing their time to develop complex filter designs, to access new classes of filter designs, and to do it more cost effectively.
We are commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile devices. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the carrier aggregation, or CA, requirements of our customers. Finally, we are developing unique filter designs, enabled by ISN®, to replace multiple filters and associated componentry for many bands, with higher performance.  In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
During the first six months of 2016, we continued to make progress in the development of our technology in all areas of RF filter design. We entered into two separate license agreements with our existing customers which arose from the memoranda of understanding for the design of five separate filter products. We received up-front payments to assist in covering a portion of the development costs of these designs and we can earn additional milestone payments upon completion of each of the designs.
Also during 2016, we continued to expand the ISN® technology platform to design multiplexers to address the complexities of CA, and have commenced the initial design for two potential multiplexers. Additionally, we began development of unique, custom designs, enabled by ISN®, that address the increasing complexity of the RFFE due to CA, by both reducing the size of the filter and improving performance. We continue to optimize the performance of our reconfigurable filter that supports two bands, and we are also continuing development of a filter reconfigurable between three bands.
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

Capital Resources and Liquidity

We have minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At December 31, 2015 and June 30, 2016, we had incurred accumulated losses of $30.9 million and $37.0 million, respectively, and we had cash and cash equivalents of $2.5 million and $1.5 million, respectively. Additionally, as of December 31, 2015 and June 30, 2016, we had $3.0 million and $4.3 million dollars in short-term investments, respectively. Our losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of June 30, 2016 consists of existing cash and investment balances of $5.7 million. Currently, we are using approximately $2.4 million in cash per quarter for operations excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the end of 2016. We will pursue one or more financings to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations beyond 2016. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. The Form S-3 will expire in May 2019. To date, no securities have been issued pursuant to the registration statement.

The accompanying condensed consolidated financial statements at June 30, 2016 and for the three and six months ended June 30, 2015 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from our audited consolidated financial statements as of that date.

The condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Reclassifications—Certain amounts in the condensed consolidated statement of operations for the three and six months ended June 30, 2015 have been reclassified to conform to the current year presentation.
 Restricted Cash—Restricted cash at December 31, 2015 and June 30, 2016 represents cash held within a certificate of deposit with a financial institution, which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards.

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

From January through June 2016, we invested in commercial papers and certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of June 30, 2016 the amortized cost value and fair value are $4.3 million with zero unrealized gain or loss. The commercial papers, totaling $1.5 million, mature in increments of $750,000 in July of 2016 and August of 2016. The remaining $2.8 million in held-to-maturity investments are in federally insured certificates of deposit that mature in increments of $250,000 from October, 2016 through December, 2016. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We recorded investment income of $8,000 and $2,000 for the three months ended June 30, 2015 and 2016, respectively, and we recorded investment income of $16,000 and $6,000 for the six months ended June 30, 2015 and 2016, respectively, associated with investments.

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

Intangible Assets Subject to Amortization—At December 31, 2015 and June 30, 2016, intangible assets subject to amortization include patents and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Revenue Recognition—Revenue consists primarily of fees received in connection with filter design projects with customers. Contracts may involve upfront non-refundable fees, intended to support our initial engineering product development efforts, as well as milestone payments based upon the successful completion of certain deliverables. In relation to the upfront non-refundable fees, we recognize revenue in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. We recognize revenue as the services are performed over the initial engineering filter design development period and when all of the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, collection of the revenue is reasonably assured, and the fees are fixed or determinable. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

During the six months ended June 30, 2016, we received $80,000 in upfront, non-refundable fees from our two customers, which we recognized in full over the ratable term of the expected three month development period for the initial filter design developments that commenced in March 2016. We recorded revenue of $53,000 and $80,000 for the three and six months ended June 30, 2016, respectively, in connection with the upfront payments.

In addition to the upfront non-refundable payments, the filter design projects include certain milestone payments upon successful filter design or a design stage completion. These filter design projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is generally dependent on the filter design specifications and the milestone typically needs to be accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is generally non-refundable. We record revenue associated with the milestone payments in accordance with ASC, Topic 605-28 Milestone Method whereby we record revenue upon successful completion of the related milestone and when collection of the revenue is reasonably assured. We record the expenses related to these projects, generally included in research and development expense, in the periods incurred.

For the three and six months ended June 30, 2016, we recorded revenue of $10,000 related to a milestone payment as one of the milestones had been met and payment had been received.

Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC, Topic 730-10, Research and Development.

Stock-Based Compensation—We account for employee stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC Topic 505-50, Equity, or ASC 505-50, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

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

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Six Months Ended June 30,
	2015	2016
Common stock warrants	804,463	2,881,409
Common stock options	560,000	743,425
Total shares excluded from net loss per share attributable to common stockholders	1,364,463	3,624,834

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2015 and June 30, 2016, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and six months ended June 30, 2015 and June 30, 2016, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

Presentation of Financial Statements—Going Concern - In August 2014, the FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are evaluating the impact of ASU 2014-15 and plan to adopt once it becomes effective.

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) . The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, which provides further guidance surrounding certain aspects of ASU 2014-09. The effective date of this ASU is the same as ASU 2014-09. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. As a result, we will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the new guidance on our consolidated financial statements and disclosures but we do not expect it to have a material impact on our consolidated financial statements.
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

We recorded reductions of $(69,000) and $(29,000) of stock compensation related to the IR warrants during the three and six months ended June 30, 2015 which was included in general and administrative expense. There was no expense recorded for the three and six months ended June 30, 2016 as the warrants had become fully vested as of December 31, 2015.

Private Placement Warrants

In April 2016, we issued warrants to purchase 1,996,880 shares of our common stock at an exercise price of $2.86 in connection with our private placement sale of 1,996,880 shares of common stock. The warrants are exercisable for a period commencing 6 months and ending 36 months after the closing of the financing on April 25, 2016. We also issued to the placement agents in the financing, warrants to purchase an aggregate of 99,844 shares of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing. We refer to these warrants as Private Placement Warrants. We estimated the fair value of the Private Placement Warrants at $2.5 million using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $2.90 per share, time to maturity of 3 years, volatility of 60%, zero expected dividend rate and risk free rate of 0.97%. The allocation of the fair value of these warrants was included in additional paid-in capital on the condensed consolidated balance sheet.

A roll-forward of warrant share activity from January 1, 2015 to June 30, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	222,222	—	(104,444)	(1)	117,778
Financing Warrant	208,763	—	(130,577)	(1)	78,186
Underwriting Warrant	310,500	—	—		310,500
IR Consulting Warrant	48,000	—	—		48,000
	1,039,484	—	(235,021)		804,463

(1)	During the six months ended June 30, 2015, there were 235,021 common stock warrants that were exercised through a cashless exercise which netted 208,184 shares being issued.

A roll-forward of warrant share activity from January 1, 2016 to June 30, 2016 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2016	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2016
Bridge Warrants	249,999	—	—		249,999
Consulting Warrant	117,778	—	(19,778)	(1)	98,000
Financing Warrant	78,186	—	—		78,186
Underwriting Warrant	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
Private Placement Warrants	—	2,096,724			2,096,724
	804,463	2,096,724	(19,778)		2,881,409

(1)	During the six months ended June 30, 2016, there were 19,778 common stock warrants that were exercised through cashless exercises which netted 19,693 shares being issued.

NOTE 4—STOCKHOLDERS’ EQUITY
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

On April 25, 2016, we completed the private placement sale of 1,996,880 units at a price of $2.985 per unit to institutional and individual investors, which included existing investors, executives and board members. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing of the financing. We also issued to the placement agents in the financing, warrants to purchase an aggregate of 99,844 shares of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing. Gross proceeds were $5.96 million with net proceeds of $5.18 million after deducting placement agent fees and offering expenses. We registered for resale by the investors the shares of common stock, and the shares of common stock issuable upon exercise of the warrants, purchased by the investors in the financing pursuant to a registration statement that was declared effective by the SEC in May 2016.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. The Form S-3 will expire in May 2019. To date, no securities have been issued pursuant to the registration statement.

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

NOTE 5— STOCK-BASED COMPENSATION

2014 Omnibus Incentive Plan

In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan permits for the issuance of equity based instruments covering up to an initial total of 1,400,000 shares of common stock. In June 2016, our board of directors and stockholders approved an increase of 1,300,000 shares of common stock bringing the total shares allowed under the plan to 2,700,000.

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

Stock Options to Employees and Consultants

During the three and six months ended June 30, 2015, we granted incentive stock options for the purchase of 15,000 and 70,000 shares, respectively, of our common stock to our employees. The stock options have an exercise price range of $4.13 per share to $12.98 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $38,000 and $367,000 for the three and six months ended June 30, 2015, respectively, utilizing the Black-Scholes option valuation model.

During the three and six months ended June 30, 2016, we granted incentive and non-qualified stock options for the purchase of 20,000 and 236,500 shares, respectively, of our common stock to our employees and a consultant. The stock options have an exercise price range of $1.93 per share to $4.00 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters for the employees and over eight quarters for our consultant. The stock options granted had an aggregate grant date fair value of $48,000 and $301,000 for the three and six months ended June 30, 2016, respectively, utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the six months ended June 30, 2015 and June 30, 2016 using the Black-Scholes option valuation model. The fair values of stock options granted for the period were estimated using the following assumptions:

	Stock Option Grants Awarded During the Six Months Ended June 30, 2015	Stock Option Grants Awarded During the Six Months Ended June 30, 2016
Stock Price	$4.13 to $12.98	$1.93 to $4.00
Dividend Yield	0.00%	0.00%
Expected Volatility	60%	60%
Risk-free interest rate	1.44% - 1.83%	1.49% - 1.74%
Expected Life	7 years	7 years

Stock-based compensation expense related to stock options for employees was $129,000 and $133,000 for the three months ended June 30, 2015 and 2016, respectively, and was $237,000 and $263,000 for the six months ended June 30, 2015 and 2016, respectively. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and six months ended June 30, 2015 and 2016, we applied a forfeiture rate of zero.

For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $(2,000) and $8,000 for the three months ended June 30, 2015 and 2016, respectively, and was $17,000 and $14,000 for the six months ended June 30, 2015 and 2016, respectively.

Stock Option Award Activity

The following is a summary of our stock option activity during the six months ended June 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2016	565,050	$6.57	$4.25	7.84
Granted	236,500	2.13	1.27	9.42
Exercised	—	—	—	—
Canceled/Forfeited	(58,125)	5.68	3.76	—
Outstanding, June 30, 2016	743,425	$5.23	$3.34	8.57

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2016	302,415	$6.25	$4.11	7.07
Vested	71,839	5.78	3.70	8.33
Exercised	—	—	—	—
Canceled/Forfeited	(53,750)	5.99	3.95	—
Exercisable, June 30, 2016	320,504	$6.19	$4.05	8.07

The following table presents information related to stock options outstanding and exercisable at June 30, 2016:

Stock Options Outstanding		Stock Options Exercisable
Exercise Price	Outstanding Number of Stock Options	Weighted Average Remaining Life In Years	Exercisable Number of Stock Options
$1.93 – $2.00	212,125	9.16	13,846
$3.83 – $4.35	42,500	8.94	5,158
$6.00	314,000	7.91	234,965
$6.49 – $7.20	60,000	8.15	26,888
$7.54 – $7.55	77,300	8.39	27,453
$8.06 – $12.98	37,500	8.60	12,194
	743,425	8.07	320,504

As of June 30, 2016, there was $1.1 million of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The aggregate intrinsic value of outstanding stock options and stock options vested as of June 30, 2016 were $527,000 and $35,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on June 30, 2016 of $4.38 per share.

 Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three and six months ended June 30, 2015 we recorded $175,000 and $421,000, respectively, of stock-based compensation related to the restricted stock unit shares that have been issued to-date. During the three and six months ended June 30, 2016, we recorded $299,000 and $537,000 respectively, of stock-based compensation related to restricted stock units. Shares vested during the three months ended June 30, 2015 and 2016 were 6,411 and 42,114 respectively, of which 1,941 shares and no shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities.
Shares vested during the six months ended June 30, 2015 and 2016 were 26,919 and 176,390 respectively, of which 4,341 shares and no shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities.

A summary of restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2016	375,629	$6.16
Granted	459,238	2.57
Vested	(176,390)	4.32
Canceled	—	—
Outstanding at June 30, 2016	658,477	$4.08

As of June 30, 2016, there was $2.3 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.5 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

In 2015, we put in place a performance based bonus program which identified five specific performance objectives to be accomplished during 2015 for all employees. The awards contained a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board. The performance bonus amounts were based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 13.34% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 25% per objective for executive employees. We granted 90,265 restricted stock unit awards in February 2016, of which 45,140 shares vested on the issuance date and the remaining shares vest on January 1, 2017. The number of shares granted to each employee was determined based on the performance bonus amount divided by the 10-day average stock price prior to December 31, 2015 which was $2.68. For the three and six months ended June 30, 2015, we recorded $99,000 and $196,000 of stock-based compensation in connection with the 2015 performance plan, respectively. For the three months ended June 30, 2016, we recognized stock-based compensation of $25,000 related to the 90,265 restricted stock units granted, which is included in the restricted stock unit expense discussed under "restricted stock unit activity". During the six months ended June 30, 2016 we recognized stock-based compensation of $124,000 related to the 90,265 restricted stock units granted, of which $99,000 was recorded against the accrued liability balance at December 31, 2015, and the remainder was recognized as stock compensation expense and is included in the restricted stock unit expense discussed under "restricted stock unit activity".

For 2016, we have put in place a performance based bonus program which identifies five specific performance objectives to be accomplished during 2016 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board. The performance bonus amounts will be based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 20% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 50% per objective for executive employees. Additionally, the performance bonus is subject to the achievement of certain stock price thresholds for the ten trading days ending on the last trading day of 2016. The performance bonus will be paid in the form of cash or restricted stock units which will vest in full on the tenth business day following grant. The number of shares granted to each employee will be determined based on the performance bonus amount divided by the 10-day average stock price prior December 31, 2016. The grant date is expected to be in the first quarter of 2017. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the three and six months ended June 30, 2016, we did not record any stock-based compensation expense related to the 2016 performance awards as the achievement of the performance conditions were not considered probable.

Total equity-based compensation cost recorded in the condensed consolidated statements of operations, which includes the value of stock options and restricted stock units issued to employees, directors and non-employees for services and excludes the performance bonus accrual and warrant consultant cost, is allocated as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
Research and development
Employees	$131,000	$182,000	$307,000	$345,000
Non-employees	2,000	7,000	19,000	10,000
General and administrative
Employees and directors	168,000	231,000	328,000	428,000
Non-employees	1,000	20,000	21,000	31,000
	$302,000	$440,000	$675,000	$814,000

Common Stock Issued for Services

In February 2016, we issued 3,000 shares of our common stock to a consultant in exchange for employment recruiting services. In April 2016, we issued 5,549 shares of common stock to a previous employee in connection with a separation agreement. We recorded $0 and $6,000 in stock compensation expense related to the stock issuances for the three and six months ended June 30, 2016, respectively. The amount of compensation expense related to the consultant shares issued represents the fair value of the stock on the dates of issuance. There was no expense recorded related to the shares issued to our previous employee as the value of those shares had been accrued at the time of separation. There were no similar items, or expense recorded, for the three or six months ended June 30, 2015.

NOTE 6— COMMITMENTS AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,000 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,000 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,000 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,000 and extended the lease term through July, 2017. We have a renewal option for an additional three year term. The original lease included a tenant improvement allowance of $72,000 and the amended lease included an additional tenant improvement allowance of $38,000. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2015 and as leasehold improvements as of June 30, 2016 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017. In June 2016, we amended the lease to include additional space on a month-to-month basis. The monthly rent related to the additional space is $2,325.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease had a two-year term, and rental costs of approximately $4,000 per month. In May 2015, we renewed the lease for a one year period expiring November 30, 2016 with rental costs of $5,000 per month.

Rent expense related to our facilities and equipment for the three months ended June 30, 2015 and 2016 was $38,000 and $52,000, respectively, and for the six months ended June 30, 2015 and 2016, was $75,000 and $95,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business.

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On February 8, 2016, the court granted our motion to dismiss with leave to amend. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint. In the consolidated second amended complaint, the plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and April 2, 2015, or the Class Period, as well as a class of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. On July 11, 2016, the court entered an order granting in part and denying in part our motion to dismiss. The court granted our motion to dismiss with respect to plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934. The court also granted our motion to dismiss plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made on February 26, 2015. The court denied our motion to dismiss with respect to plaintiffs’ claims under Section 15 of the Securities Act of 1933, and with respect to plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made in November and December of 2014 and January of 2015. The court also granted plaintiffs leave to file a further amended complaint. As a result of the court's order, there are no remaining claims pending against the underwriter of our May 29, 2014 IPO. On July 25, 2016, plaintiffs notified the court that they have elected not to further amend the complaint. On August 8, 2016, we filed a motion asking the court to certify for immediate appeal its order denying our motion to dismiss, and to stay the proceedings pending any such appeal. It is not known when the court will rule on that motion. The court has set a scheduling conference to take place on October 24, 2016.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. As a result of the court’s July 11, 2016 order granting in part and denying in part our motion to dismiss in the putative class action, we were required to meet and confer with plaintiffs in the shareholder derivative action to determine the future course of that action. A status conference in the shareholder derivative action is currently scheduled for August 29, 2016.
We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters, and we expect to incur some costs to defend these suits in the future. As of June 30, 2016, we have incurred total legal expenses of approximately $632,000 and expect to incur additional costs to defend these suits in the future. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters.
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. Based on the very early stage of litigation for the cases referred to above, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of June 30, 2015 and June 30, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the six months ended June 30, 2015 and June 30, 2016, respectively, with respect to litigation or loss contingencies.

NOTE 7—SUBSEQUENT EVENTS

On July 6, 2016, we entered into a Share Purchase Agreement, or the Purchase Agreement, with Dr. Victor Plessky, pursuant to which we acquired from Dr. Plessky all of the issued and outstanding capital stock of GVR Trade S.A., or GVR, for a purchase price consisting of $600,000 in cash (subject to adjustment as provided in the Purchase Agreement) and 125,000 shares of our common stock with a fair value of $545,000 based on per share price of $4.36 as of the date of acquisition, for a total purchase price of approximately $1.1 million. GVR is now a wholly-owned direct subsidiary of Resonant. Immediately following the execution of the Purchase Agreement, GVR entered into agreements providing for the employment of Dr. Plessky as GVR’s Director of Engineering. Dr. Plessky and his team have been instrumental in developing some of the most advanced techniques in advanced filter design. Dr. Plessky co-founded GVR in 1996 and purchased 100% of the company in 2003. The acquisition will be accounted for as business combination. Since the closing of this acquisition occurred subsequent to our quarter-end, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

Effective as of July 26, 2016, we entered into a separation agreement with our Chief Financial Officer ("CFO") in connection with his resignation from the company. Under the separation agreement, the former CFO will receive a sum of $225,000, payable in two equal installments on August 5, 2016 and September 30, 2016; reimbursement of up to $3,220 per month for premiums for continuation coverage for health, dental and vision insurance for our former CFO and his eligible dependents for a period of 12 months or such earlier date when he enrolls for similar coverage with a subsequent employer; acceleration of vesting of a portion of the unvested restricted stock units and unvested stock options; extension of time to exercise all vested stock options until June 30, 2017; and participation, on a pro-rated basis, in the 2016 bonus plan if we award equity performance bonuses to other management employees for fiscal year 2016.

In connection with the departure of our former CFO, on July 26, 2016, we entered into an agreement with Bridgepoint Consulting LLC to provide the accounting, financial and related services of Ross Goolsby. Mr. Goolsby also will serve as our principal financial and accounting officer, with the title Interim Chief Financial Officer, commencing immediately following the date we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and continuing until we appoint a permanent successor to our former CFO.

We evaluated subsequent events through August 10, 2016, the date of issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2016.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the status of filter designs under development;

•	the prospects for licensing filter designs upon completion of development;

•	plans for other filter designs not currently in development;

•	potential customers for our designs;

•	the timing and amount of future royalty streams;

•	our plans regarding the use of proceeds from our capital raises and the expected duration of our capital resources;

•	our plans regarding future financings;

•	our hiring plans;

•	the impact of our designs on the mobile device market;

•	our business strategy;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our dependence on growth in our customers’ businesses;

•	the effects of market conditions on our stock price and operating results;

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

Overview

Resonant is a late-stage development company that is creating innovative software and IP platform that has the ability to reduce the time and cost in the designs of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end (RFFE) is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  The platform we are developing is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  Our goal is to utilize our ISN® platform to support our customers in reducing their time to develop complex filter designs, to access new classes of filter designs, and to do it more cost effectively.
Our inception date is May 29, 2012. We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014.
We are commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile devices. The worldwide adoption of Long Term Evolution (LTE) as the global standard, and the use of mobile devices to access the Internet, has resulted in massive proliferation of frequency bands which, when combined with Carrier Aggregation (CA) for higher data rates, has resulted in ever-increasing number and complexity of filters in the RFFE. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the CA requirements of our customers. Finally, we are developing unique filter designs, enabled by ISN®, to replace multiple filters and associated componentry for many bands, with higher performance. In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
During the second quarter of 2016, we continued to make progress in the development of our technology in all areas of RF filter design. In the area of single filter and duplexer designs, we entered into separate license agreements with two of our customers, which arose from the memoranda of understanding that we entered into during the first quarter of 2016. These license agreements are for the design of five separate filter products. The first license agreement is to design two SAW duplexer products that are currently implemented as BAWs or temperature-compensated, or TC, SAWs. We received an up-front payment to assist in covering a portion of the development costs of these designs and we can earn additional milestone payments upon completion of each of the duplexer designs. The second license agreement is for the duplexer designs for three individual bands. We received an up-front payment from this customer to assist in covering a portion of the development costs of these designs and we have earned one of the two milestone payments related to the various duplexer designs.
During the second quarter, we continued to expand the ISN® technology platform to design multiplexers to address the complexities of CA, and have commenced the initial design for two potential multiplexers. Also during 2016, we began development of unique, custom designs, enabled by ISN®, that address the increasing complexity of the RFFE due to CA, by both reducing the size of the filter and improving performance. In addition, we continue to optimize the performance of our reconfigurable filter that supports two bands, and we are also continuing development of a filter reconfigurable between three bands.

We believe licensing our designs is the most direct and effective means of validating our ISN® platform and related IP libraries to address this rapidly growing market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RF front-end filters that incorporate our designs.  We currently do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee.
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
We plan to continue to pursue filter design projects with potential customers and other strategic partners. These types of arrangements may subsidize the expansion of our IP libraries and further the development of our ISN® platform, as well as offer complementary technology and market intelligence. However, we intend to retain ownership of our technology, designs and related improvements. Our goal is to establish and leverage alliances with new customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, thus combining their own particular strengths with ours to provide an extensive array of solutions.
We are using the net proceeds from our IPO and subsequent financings for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. Our costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a late-stage, publicly-traded technology company. However, our costs are dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.
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
As of June 30, 2016, we have 30 employees and use the services of several outside consultants. Of our employees, 20 are engaged in research and development 10 in general and administrative activities. Our patent portfolio at June 30, 2016 is comprised of more than 100 issued and pending patents.
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $37.0 million from inception through June 30, 2016.  Our losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
      Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of June 30, 2016 consists of existing cash and investment balances of $5.7 million. Currently, we are using approximately $2.4 million in cash per quarter for operations excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the end of 2016. We will pursue one or more financings to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations beyond 2016. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Recently Issued and Adopted Accounting Pronouncements

Presentation of Financial Statements—Going Concern - In August 2014, the FASB issued ASU, No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are evaluating the impact of ASU 2014-15 and plan to adopt it once it becomes effective.

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09,  Revenue from Contracts with Customers (Topic 606) . The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14,  Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, which provides further guidance surrounding certain aspects of ASU 2014-09. The effective date of this ASU is the same as ASU 2014-09. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof.

Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. As a result, we will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of the new guidance on our consolidated financial statements and disclosures but we do not expect it to have a material impact on our consolidated financial statements.
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
Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2016

Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs. These amounts consist of upfront payments intended to support our initial engineering product development efforts and milestone payments based on the achievement of specific milestones specified within our contracts. The revenues related to upfront payments are recognized ratably over the estimated development period associated with that the upfront payment. For the three months ended June 30, 2016, we recognized $53,000 of revenues related to upfront payments received from our customers and $10,000 of revenues related to the achievement of milestones. For the six months ended June 30, 2016, we recognized $80,000 of revenues related to upfront payments received from our customers and $10,000 of revenues related to the achievement of milestones. There were no revenues recognized for the three and six month periods in 2015. We expect revenues to continue to be recorded due to additional contracts entered into in July 2016. We also believe that based on the potential future milestone payments and royalties from our license agreements, there may be future revenues recorded.

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers. These consist primarily of the cost of employees and consultants, and to a lesser extent costs for equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction. Research and development expenses increased $237,000 from $901,000 in the second quarter of 2015 to $1.1 million in the second quarter of 2016.  For the six month period, research and development expenses increased $535,000, from $1.6 million in the first six months of 2015 to $2.2 million in the first six months of 2016. The increase in the three and six month periods was the result of the increased payroll, benefit costs, consulting costs, travel and development costs related to increased activity on our various filter designs under development.

General and Administrative Expenses. General and administrative expenses include salaries, taxes and employee benefits for the executives and administrative staff. It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees. General and administrative expenses increased $516,000, from $803,000 in the second quarter of 2015 to $1.3 million in the second quarter of 2016.  General and administrative expenses increased $1.2 million, from $1.7 million in the first six months of 2015 to $2.9 million in the first six months of 2016. The increase in the three and six month periods was due primarily to the cost associated with the hiring of two executives which also increased on-going payroll and related benefit costs, travel expenses associated with business development efforts, increased legal fees in connection with legal proceedings, and accounting costs associated with operating as a public company. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth. Additionally, we will continue to incur additional costs associated with the current securities litigation lawsuits filed against us.

 Stock Compensation Expense. Stock compensation expense consists of expenses related to equity awards issued to employees and non-employees and also to warrants and common stock issued in exchange for services. Stock compensation expense increased from $333,000 in the second quarter of 2015 to $440,000 in the second quarter of 2016 primarily related to an increase in the number of grants to new employees and inducement awards offered to one of our executives. Stock compensation expense in the second quarter of 2015 included a benefit of $69,000 related to consultant warrants which had been fully expensed as of December 31, 2015, and therefore had no similar benefit or expense in the second quarter of 2016.

Stock compensation expense decreased from $842,000 in the first six months of 2015 to $798,000 in the first six months of 2016. The overall decrease was a result of an increase related to an increase in the number of grants to new employees and inducement awards offered to one of our executives offset by a decrease in stock compensation expense related to performance awards. Stock compensation expense in the first six months of 2015 included $196,000 related to 2015 performance awards and a benefit of $69,000 related to consultant warrants which had been fully expensed as of December 31, 2015. There were no such expenses or benefit recorded in the first six months of 2016 related to performance awards or warrants.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $40,000 in the three month period, from $116,000 in second quarter of 2015 to $156,000 in second quarter of 2016, and by $74,000, from $227,000 in first six months of 2015 to $301,000 in first six months of 2016, primarily as a result of our increases in fixed assets and new equipment and software associated with the increase in employees and our product development efforts.

Interest Income.  Interest income decreased by $6,000 in the three month period, from $8,000 in the second quarter of 2015 to $2,000 in the second quarter of 2016 and by $10,000, from $16,000 in the first six months of 2015 to $6,000 in the first six months of 2016, primarily due to decreased cash and investment balances. We expect interest income to fluctuate in proportion to our cash balances.

 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  Consequently, our only tax liabilities for both periods were for minimum taxes in the States where we conduct business.

Liquidity and Capital Resources

Financing Activities

We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.

As of June 30, 2016, we have raised aggregate gross proceeds of $30 million through the use of loans, convertible debt and equity through an IPO and private placement financing.
 We had current assets of $5.8 million and current liabilities of $1.2 million at June 30, 2016, resulting in working capital of $4.6 million.  This compares to working capital of $9.2 million at June 30, 2015 and $4.6 million at December 31, 2015.  The change in working capital is primarily the result of the use of cash in our normal business operations offset by the proceeds from our private placement financing.
 Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of June 30, 2016 consists of existing cash and investment balances of $5.7 million. Currently, we are using approximately $2.4 million in cash per quarter for operations excluding fixed asset purchases and investments in patents. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the end of 2016. We will pursue one or more financings to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations beyond 2016. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. The Form S-3 will expire in May 2019. To date, no securities have been issued pursuant to the registration statement.

Cash Flow Analysis

Operating activities used cash of $3.6 million in the first six months of 2015 and $4.6 million in the first six months of 2016.  The increase is primarily the result of increased expenses related to payroll costs from the hiring of two executives and other technical staff, benefits and travel costs as we pursue our business development plan and legal costs associated with our legal proceedings.

Investing activities used cash of $422,000 in the first six months of 2015 and $1.6 million in the first six months of 2016.  The use of cash in 2015 was primarily a result of capital expenditures, investments in patents and $100,000 related to the restricted cash commitment attributable to our corporate credit cards. The use of cash in 2016 was primarily a result of the purchase of investments held to maturity offset by the redemption of investments, and capital expenditures and our investment in patents.

Financing activities used cash of $45,000 in the first six months of 2015 and provided $5.2 million in the first six months of 2016.  For the 2015 period, cash used was a result of the payment of tax withholdings on the net issuance of common stock for compensation.  There were no such transactions for 2016 as we no longer issue net shares on the issuance of common stock for compensation. The cash provided in 2016 was the result of the net proceeds of our private placement financing.

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

Our management, with the participation of our CEO (who also is serving as our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO (who also is serving as our principal financial officer) has concluded that as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO (who also is serving as our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (VBKx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On February 8, 2016, the court granted our motion to dismiss with leave to amend. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint. In the consolidated second amended complaint, the plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and April 2, 2015, or the Class Period, as well as a class of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs allege that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices throughout the Class Period. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. On July 11, 2016, the court entered an order granting in part and denying in part our motion to dismiss. The court granted our motion to dismiss with respect to plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934. The court also granted our motion to dismiss plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made on February 26, 2015. The court denied our motion to dismiss with respect to plaintiffs’ claims under Section 15 of the Securities Act of 1933, and with respect to plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made in November and December of 2014 and January of 2015. The court also granted plaintiffs leave to file a further amended complaint. As a result of the court's order, there are no remaining claims pending against the underwriter of our May 29, 2014 IPO. On July 25, 2016, plaintiffs notified the court that they have elected not to further amend the complaint. On August 8, 2016, we filed a motion asking the court to certify for immediate appeal its order denying our motion to dismiss, and to stay the proceedings pending any such appeal. It is not known when the court will rule on that motion. The court has set a scheduling conference to take place on October 24, 2016.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. As a result of the court’s July 11, 2016 order granting in part and denying in part our motion to dismiss in the putative class action, we were required to meet and confer with plaintiffs in the shareholder derivative action to determine the future course of that action. A status conference in the shareholder derivative action is currently scheduled for August 29, 2016.
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
Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the period ended June 30, 2016, except for the following:

If we choose to acquire new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.
Our commercial success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to identify or complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. Moreover, we may fail to realize the anticipated benefits of any acquisition. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could adversely affect our operating results.

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

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1	Securities Purchase Agreement, dated April 20, 2016, between the Registrant and the Investors listed on the schedule of buyers attached thereto	8-K	001-36467	10.1	4/26/2016

10.2	Registration Rights Agreement, dated April 25, 2016	8-K	001-36467	10.2	4/26/2016

10.3	Form of Warrant, dated April 25, 2016	8-K	001-36467	10.3	4/26/2016

10.4	Form of Agent Warrant, dated April 25, 2016	8-K	001-36467	10.4	4/26/2016

10.5*	Restricted Stock Unit Agreement, with a grant date of April 25, 2016, between the Registrant and George B. Holmes	S-8	333-211894	10.2	6/7/2016

10.6*	Amendment No. 1 to the Resonant Inc. Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-211893	10.1	6/7/2016

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Date:	August 10, 2016	Resonant Inc.

		By:	/s/ Terry Lingren
Terry Lingren
Chief Executive Officer
(Principal Financial and Accounting Officer)