Form 10-K/A
period 2015-12-31
Resonant Inc
filed 2016-10-24
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Explanatory Note to Amendment No. 1

Resonant Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016 (the “Original Form 10-K”), to add the internal control over financial reporting language in the introductory portion of paragraph 4 and paragraph 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-K. Because no financial statements are contained within this Amendment No. 1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected Section 302 Certifications are attached to this Amendment No. l as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. The filing of this Amendment No. 1 is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

2

ITEM 15.                                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of exhibits filed with this Amendment No. 1 is found in the Exhibit Index immediately following the signature page of this Amendment No. 1 and is incorporated into this Item 15 by reference.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2016	Resonant Inc.

	By:	/s/ Terry Lingren
Terry Lingren
Chief Executive Officer
(Principal Executive Officer)

S-1

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4/11/2014

4.2	Form of Underwriter’s Warrant	S-1/A	333-193552	4.2	5/16/2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1/24/2014

10.2	Registrant’s amended and restated 2014 Omnibus Incentive Plan, including form agreements	S-1/A	333-193552	10.2	4/11/2014

10.3*	Offer Letter between the Registrant and Terry Lingren, dated June 17, 2013	S-1	333-193552	10.3	1/24/2014

10.4*	Offer Letter between the Registrant and Robert Hammond, dated June 17, 2013	S-1	333-193552	10.4	1/24/2014

10.5*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1/24/2014

10.6*	Outside Director Compensation Policy	10-K	001-36467	10.6	3/25/2016

10.7	Amendment to Securities Purchase Agreement, dated September 14, 2013, by and among the Registrant and the Required Holders party thereto	S-1	333-193552	10.15	1/24/2014

10.8	Registration Rights Agreement for Investors, dated June 17, 2013, by and among the Registrant and the persons listed on Schedule A thereto	S-1	333-193552	10.23	1/24/2014

10.9	Registration Rights Agreement for Warrants, dated June 17, 2013, by and among the Registrant and MDB Capital Group LLC	S-1	333-193552	10.24	1/24/2014

10.10	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for 222,222 shares of common stock	S-1	333-193552	10.25	1/24/2014

10.11	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the	S-1	333-193552	10.26	1/24/2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
	Registrant in favor of MDB Capital Group LLC for a to-be-determined number of shares of common stock

10.12	Warrant to Purchase Common Stock (No. A-1), dated June 17, 2013, issued by the Registrant in favor of Terry Lingren for 41,666 shares of common stock	S-1	333-193552	10.27	1/24/2014

10.13	Warrant to Purchase Common Stock (No. A-2), dated June 17, 2013, issued by the Registrant in favor of Robert Hammond for 41,666 shares of common stock	S-1	333-193552	10.28	1/24/2014

10.14	Warrant to Purchase Common Stock (No. A-3), dated June 17, 2013, issued by the Registrant in favor of Neal Fenzi for 41,666 shares of common stock	S-1	333-193552	10.29	1/24/2014

10.15	Warrant to Purchase Common Stock (No. A-4), dated June 17, 2013, issued by the Registrant in favor of Terry Lingren for 41,667 shares of common stock	S-1	333-193552	10.30	1/24/2014

10.16	Warrant to Purchase Common Stock (No. A-5), dated June 17, 2013, issued by the Registrant in favor of Robert Hammond for 41,667 shares of common stock	S-1	333-193552	10.31	1/24/2014

10.17	Warrant to Purchase Common Stock (No. A-6), dated June 17, 2013, issued by the Registrant in favor of Neal Fenzi for 41,667 shares of common stock	S-1	333-193552	10.32	1/24/2014

10.18.1	Multi-Tenant Industrial Lease, dated August 9, 2013, between the Registrant and Nassau Land Company, L.P.	S-1	333-193552	10.33	1/24/2014

10.18.2	First Amendment to Lease, dated March 20, 2014, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.33.2	3/27/2015

10.18.3	Second Amendment to Lease, dated September 15, 2014, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.33.3	3/27/2015

10.19.1	Standard Multi-Tenant Office Lease—Gross, dated November 14, 2013, between the Registrant and SeaBreeze I Venture—TIC	S-1	333-193552	10.34	1/24/2014

10.19.2	Amendment No. One to Lease, dated May 5, 2015, between the Registrant and SeaBreeze I Venture—TIC	10-Q	001-36467	10.1	8/13/2015

10.20*	Offer Letter between the Registrant and John Philpott, dated March 10, 2014	S-1/A	333-193552	10.37	3/24/2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
10.21	Warrant Agreement issued to MZ Group	10-Q	001-36467	10.3	8//8/2014

10.22	Warrant Agreement issued to Investors Relations Consultant	10-K	001-36467	10.40	3/27/2015

10.23*	Form of Severance/Change-in-Control Agreement	10-K	001-36467	10.41	3/27/2015

10.24*	Offer Letter between the Registrant and Mike Eddy, dated August 16, 2014	10-K	001-36467	10.42	3/27/2015

10.25*	Offer letter between the Registrant and George B. Holmes, dated February 9, 2016	8-K	001-36467	10.1	2/29/2016

10.26*	Restricted Stock Unit Agreement, with a grant date of February 29, 2016 between the Registrant and George B. Holmes	8-K	001-36467	10.2	2/29/2016

21.1	List of Subsidiaries	S-1	333-193552	21.1	1/24/2014

23.1	Consent of Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)	10-K	001-36467	23.1	3/25/2016

23.2	Consent of Crowe Horwath LLP	10-K	001-36467	23.2	3/25/2016

24.1	Power of Attorney (included on signature page)	10-K	001-36467	24.1	3/25/2016

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36467	32.1	3/25/2016

101.INS	XBRL Instance Document	10-K	001-36467	101.INS	3/25/2016

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36467	101.SCH	3/25/2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36467	101.CAL	3/25/2016

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36467	101.DEF	3/25/2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-36467	101.LAB	3/25/2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36467	101.PRE	3/25/2016

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