Form 10-Q
period 2016-09-30
Resonant Inc
filed 2016-11-10
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of November 9, 2016, the issuer had 12,442,279 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2015	September 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,501,000	$2,719,000
Accounts receivable	—	53,000
Prepaid expenses and other current assets	138,000	171,000
Investments held-to-maturity	3,006,000	10,002,000
TOTAL CURRENT ASSETS	5,645,000	12,945,000

PROPERTY AND EQUIPMENT
Property and equipment, gross	1,664,000	2,062,000
Less: Accumulated depreciation and amortization	(672,000)	(1,114,000)
PROPERTY AND EQUIPMENT, NET	992,000	948,000

OTHER NONCURRENT ASSETS
Patents and domain names, net	815,000	1,032,000
Restricted cash	100,000	100,000
Goodwill	—	836,000
Intangible assets, net	—	148,000
Other assets	15,000	15,000
TOTAL OTHER NONCURRENT ASSETS	930,000	2,131,000

TOTAL ASSETS	$7,567,000	$16,024,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$518,000	$814,000
Accrued expenses	60,000	312,000
Accrued salaries and payroll related expenses	467,000	384,000
Deferred revenue	—	235,000
Deferred rent, current portion	34,000	28,000
TOTAL CURRENT LIABILITIES	1,079,000	1,773,000

LONG-TERM LIABILITIES
Deferred rent	20,000	—

TOTAL LIABILITIES	1,099,000	1,773,000

Commitments and contingencies (Note 8)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 7,241,949 outstanding as of December 31, 2015, and 12,329,114 outstanding as of September 30, 2016	7,000	12,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2015 and September 30, 2016	—	—
Additional paid-in capital	37,373,000	55,193,000
Accumulated other comprehensive income	—	(1,000)
Accumulated deficit	(30,912,000)	(40,953,000)
TOTAL STOCKHOLDERS’ EQUITY	6,468,000	14,251,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,567,000	$16,024,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
REVENUES	$—	$25,000	$—	$115,000

OPERATING EXPENSES
Research and development	1,167,000	1,459,000	3,258,000	3,978,000
General and administrative	1,584,000	2,346,000	3,654,000	5,685,000
Depreciation and amortization	127,000	201,000	354,000	502,000
TOTAL OPERATING EXPENSES	2,878,000	4,006,000	7,266,000	10,165,000
OPERATING LOSS	(2,878,000)	(3,981,000)	(7,266,000)	(10,050,000)

OTHER INCOME
Interest and investment income	7,000	4,000	23,000	10,000
TOTAL OTHER INCOME	7,000	4,000	23,000	10,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,871,000)	(3,977,000)	(7,243,000)	(10,040,000)
Provision for income taxes	—	—	(1,000)	(1,000)
NET LOSS	$(2,871,000)	$(3,977,000)	$(7,244,000)	$(10,041,000)

Foreign currency translation adjustment, net of tax		$(1,000)		$(1,000)
COMPREHENSIVE LOSS	$(2,871,000)	$(3,978,000)	$(7,244,000)	$(10,042,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.40)	$(0.39)	$(1.01)	$(1.14)

Weighted average shares outstanding — basic and diluted	7,179,178	10,095,395	7,139,657	8,772,582

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For The Nine Months Ended September 30, 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	7,241,949	$7,000	$37,373,000	$(30,912,000)	$—	$6,468,000
Issuance of common stock for compensation	222,043	—	—	—	—	—
Stock issued to consultants for services	8,549	—	17,000	—	—	17,000
Stock-based compensation	—	—	1,465,000	—	—	1,465,000
Sales of common stock, net of offering costs	4,711,880	5,000	15,793,000	—	—	15,798,000
Issuance of common stock in the acquisition of business assets	125,000	—	545,000	—	—	545,000
Exercise of warrants, cashless	19,693	—	—	—	—	—
Net loss	—	—	—	(10,041,000)		(10,041,000)
Other comprehensive income	—	—	—	—	(1,000)	(1,000)
Balance, September 30, 2016	12,329,114	$12,000	$55,193,000	$(40,953,000)	$(1,000)	$14,251,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,244,000)	$(10,041,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,000	502,000
Stock-based compensation	1,297,000	1,350,000
Non-cash investment income	(16,000)	(2,000)
Non-cash patent write-off	—	14,000
Changes in assets and liabilities:
Accounts receivable	—	(16,000)
Prepaids and other current assets	(10,000)	(18,000)
Accounts payable	160,000	274,000
Accrued expenses	(96,000)	123,000
Accrued salaries and payroll related expenses	417,000	49,000
Deferred revenue	—	208,000
Deferred rent	(27,000)	(26,000)
Net cash used in operating activities	(5,165,000)	(7,583,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(377,000)	(375,000)
Expenditures for patents and domain names	(266,000)	(176,000)
Payment for acquisition of business assets, net of acquired cash	—	(452,000)
Purchase of restricted cash investment	(100,000)	—
Redemption of investments held-to-maturity	13,000,000	5,255,000
Purchase of investments held-to-maturity	(9,989,000)	(12,249,000)
Net cash provided by (used in) investing activities	2,268,000	(7,997,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from private placement offering	—	5,177,000
Net proceeds from the sale of common stock from underwritten public offering	—	10,621,000
Payment of tax withholdings on net issuance of common stock for compensation	(45,000)	—
Net cash provided by (used in) financing activities	(45,000)	15,798,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,942,000)	218,000
CASH AND CASH EQUIVALENTS — Beginning of period	5,803,000	2,501,000
CASH AND CASH EQUIVALENTS — End of period	$2,861,000	$2,719,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest	$—	$—
Taxes Paid	$1,000	$1,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock in settlement of liability	$—	$110,000
Issuance of common stock in the acquisition of business assets	$—	$545,000
Accrued consideration for acquisition of business assets	$—	$61,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

Resonant Inc. is a late-stage development company located in Goleta, California.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI, but had not conducted any operations through June 16, 2013. Resonant LLC, a limited liability company, was formed in California in May 2012. We commenced business on July 6, 2012 with initial contributions from our founders and STI. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. We acquired all of the issued and outstanding capital stock of GVR Trade S.A, or GVR, on July 6, 2016. GVR is a wholly owned subsidiary of Resonant Inc. The condensed consolidated statements of operations presented in our condensed consolidated financial statements represent the activities of Resonant Inc. for the three and nine months ended September 30, 2015 and September 30, 2016. The condensed consolidated balance sheets presented in the consolidated financial statements represent the activities of Resonant Inc. as of December 31, 2015 and September 30, 2016.
We are creating an innovative software, intellectual property, or IP, and services platform that we believe has the ability to increase designer efficiency, reduce the time to market and lower unit costs in the design of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end, or RFFE, is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  The platform we are developing is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals. Our ISN® platform allows us to develop unique, custom designs that address the increasing complexity of the RFFE due to carrier aggregation, or CA, by both reducing the size of the filter and improving performance. Our goal is to utilize our ISN® platform to support our customers in reducing their time to develop complex filter designs, to access new classes of filter designs, and to do it more cost effectively.
We are validating and commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile devices. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the CA requirements of our customers. Finally, we are developing unique filter designs, enabled by ISN®, to replace multiple filters and associated componentry for many bands, with higher performance. Our design development agreements with our customers generally include up-front payments to assist in covering a portion of the development costs of the designs, as well as additional milestone payments upon completion of the design. In order to succeed, we must convince our customers that our filter designs can significantly reduce the size and cost of their products.
As part of our plans to further expand our IP portfolio of licensable solutions, we continue to optimize the performance of our reconfigurable filter that supports two bands, and we are also continuing development of a filter reconfigurable between three bands. We currently have over 100 patents issued or pending.
We believe licensing our solutions is the most direct and effective means of delivering our solutions to the market.  Our target customers make part or all of the RF front-end.  We intend to retain ownership of our solutions, and we expect to be compensated through license fees and royalties based on sales of RF front-end filters that incorporate our solutions.  We currently do not intend to manufacture or sell any physical products. In addition, we are exploring the possibility of licensing portions of our ISN® suite to designers and manufacturers of RF products in the mobile industry.

Capital Resources and Liquidity

We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At December 31, 2015 and September 30, 2016, we had incurred accumulated losses of $30.9 million and $41.0 million, respectively, and we had cash and cash equivalents of $2.5 million and $2.7 million, respectively. Additionally, as of December 31, 2015 and September 30, 2016, we had $3.0 million and $10.0 million dollars in short-term investments, respectively. Our losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of September 30, 2016 consists of existing cash and cash equivalents and investment balances of $12.7 million. In the third quarter of 2016, we used approximately $2.7 million in cash for operations, excluding capital expenditures and senior executive transition costs. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the end of 2017. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations beyond 2017. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. As of September 30, 2016, we have raised a total of $11.5 million of gross proceeds from the sale of 2,715,000 shares of our common stock, leaving approximately $23.5 million of securities available for the issuance pursuant to the Form S-3. The Form S-3 will expire in May 2019.

The accompanying condensed consolidated financial statements at September 30, 2016 and for the three and nine months ended September 30, 2015 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2015 have been derived from our audited consolidated financial statements as of that date.

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

Reclassifications—Certain amounts in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015 have been reclassified to conform to the current year presentation.
 Restricted Cash—Restricted cash at December 31, 2015 and September 30, 2016 represents cash held within a certificate of deposit with a financial institution, which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards.

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

With respect to debt securities, when the fair value of a debt security classified as held-to-maturity or available for sale is less than its amortized cost, management assesses whether or not: (i) we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we must recognize an other-than-temporary impairment for the difference between the debt security’s amortized cost basis and its fair value, and includes such amounts in net securities gains (losses).

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

From January through September 2016, we invested in commercial papers and certificates of deposit that we have classified as held-to-maturity as we currently meet the criteria for this investment classification. As of September 30, 2016 the amortized cost value and fair value are $10.0 million with zero unrealized gain or loss. The commercial papers, totaling $6.0 million, mature as follows: $2.0 million in December 2016; $3.0 million in January 2017; and $1.0 million in February 2017. The remaining $4.0 million in held-to-maturity investments are in federally insured certificates of deposit that mature in increments of approximately $250,000 from October, 2016 through March, 2017. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss to-date. We recorded investment income of $7,000 and $4,000 for the three months ended September 30, 2015 and 2016, respectively, and we recorded investment income of $23,000 and $10,000 for the nine months ended September 30, 2015 and 2016, respectively, associated with investments.

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

Concentration of Credit Risk—We maintain checking accounts at one U.S. financial institution. The U.S. bank accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per account owner. GVR Trade S.A., our wholly owned Swiss-based subsidiary maintains checking accounts at one major national financial institution. Management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which our deposits are held.

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

Business Combinations—We record business combinations using the acquisition method of accounting and, accordingly, allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of the purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the business acquired are included in our consolidated results of operations beginning on the date of acquisition.

Intangible Assets Subject to Amortization—At December 31, 2015 and September 30, 2016, intangible assets subject to amortization include patents, customer lists, trademarks and a domain name purchased for use in operations. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Goodwill—At September 30, 2016, goodwill represents the difference between the price paid to acquire GVR Trade S.A. and the fair value of the assets acquired, net of assumed liabilities. Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

During the three and nine months ended September 30, 2016, we recorded revenue of $25,000 and $115,000, respectively, related to the development of filter designs. As of September 30, 2016, we have recorded $235,000 in deferred revenue related primarily to our filter design development projects, which are expected to be recognized by June 30, 2017.

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

Stock-based compensation expense is included in research and development expenses and general and administrative expenses.

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

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Nine Months Ended September 30,
	2015	2016
Common stock warrants	804,463	3,017,159
Common stock options	566,300	753,114
Total shares excluded from net loss per share attributable to common stockholders	1,370,763	3,770,273

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2015 and September 30, 2016, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and nine months ended September 30, 2015 and September 30, 2016, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Foreign Currency Remeasurement—The Swiss Franc has been determined to be the functional currency for the net assets of our Swiss-based subsidiary. We translate the assets and liabilities to U.S. dollars at each reporting period using exchange rates in effect at the balance sheet date. The effects of foreign currency translation are included in other comprehensive income.

Recent Accounting Pronouncements

Presentation of Financial Statements—Going Concern - In August 2014, the FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are establishing guidelines as detailed in the ASU and expect that implementation will not have a significant impact on information currently disclosed. We plan to adopt the ASU once it becomes effective.

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) . The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, which provides further guidance surrounding certain aspects of ASU 2014-09. The effective date of this ASU is the same as ASU 2014-09. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof. However, we continue to monitor our contracts with customers as related to the ASU as we believe they will be impacted by the revenue guidance.

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
NOTE 3—ACQUISITION OF GVR TRADE S.A.

On July 6, 2016, we acquired from Dr. Victor Plessky all of the issued and outstanding capital stock of GVR Trade S.A., for a purchase price consisting of $661,000 in cash and 125,000 shares of our common stock with a fair value of $545,000, based on a per share price of $4.36 as of the date of acquisition, for a total purchase price of approximately $1.2 million. We incurred approximately $80,000 of acquisition related expenses which are included in general and administrative expenses for the three and nine months ended September 30, 2016. GVR is now a wholly owned direct subsidiary of Resonant.

The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations which are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The purchase price was preliminarily allocated based on the fair values of assets and liabilities as follows:

Assets acquired
Cash and cash equivalents	$148,000
Other current assets	52,000
Property and equipment	23,000
Intangible assets
Customer relationships	143,000
Developed technology	88,000
Trademarks and other	31,000
Total assets acquired	$485,000

Liabilities assumed
Current liabilities	$(88,000)
Deferred revenue, current	(27,000)
Total liabilities assumed	$(115,000)
Net value of assets acquired and liabilities assumed	370,000
Total purchase price	1,206,000
Excess of purchase price over fair value of assets acquired and liabilities assumed - recorded as Goodwill	$836,000

For book purposes we review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. For income tax purposes we amortize the value of goodwill on a straight-line basis over 15 years.

The acquisition was not material to our condensed consolidated financial statements and we have included the financial results of the business acquisition in our condensed consolidated financial statements from the date of acquisition. Our condensed consolidated statements of operations include $108,000 of expenses of GVR for the three and nine months ended September 30, 2016, which includes $33,000 of depreciation and amortization expenses and $75,000 of research and development expenses. Pro forma historical results of operations of this business acquisition during the three and nine months ended September 30, 2016 have not been presented as it is not material to our condensed consolidated statements of operations.

NOTE 4—WARRANTS

From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

Investor Relations Warrants

In August 2014 and October 2014, we entered into agreements with our investor relations firm, or IR Firm, and an IR consultant to provide us with investor relations services. Pursuant to the IR Firm agreement, in addition to monthly cash compensation of $8,500 per month, we issued to the IR Firm a 3-year consulting warrant, or IR Consulting Warrant, for the purchase of 42,000 shares of common stock that became fully vested on July 21, 2015. The IR Consulting Warrant has an exercise price of $8.31 and expires on July 17, 2017. We estimated the fair value of the IR Consulting Warrant at issuance date to be $119,000 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.91 per share, time to maturity of 3.0 years, volatility of 69.7%, zero expected dividend rate and risk free rate of 0.88%. In September, 2015 we amended the agreement with the IR Firm and adjusted the monthly cash compensation to $3,000 per month. In August, 2016 we further amended the agreement with the IR Firm and adjusted the monthly cash compensation to $5,000 per month.

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

We recorded an increase of $4,000 and a reduction of $26,000 for stock-based compensation related to the IR warrants during the three and nine months ended September 30, 2015 which was included in general and administrative expense. There was no expense recorded for the three and nine months ended September 30, 2016 as the warrants had become fully vested as of December 31, 2015.

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

Underwriting Warrants

In September 2016, we issued warrants to purchase 135,750 shares of our common stock at an exercise price of $4.25 to the underwriter of our public offering of 2,715,000 shares of common stock. The warrants are exercisable for a 2 year period commencing September 9, 2017. We refer to these warrants as Underwriting Warrants - Public Offering 2016. We estimated the fair value of the Underwriting Warrants -Public Offering 2016 at $475,000 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $6.54 per share, time to maturity of 3 years, volatility of 60%, zero expected dividend rate and risk free rate of 0.90%. The allocation of the fair value of these warrants was included in additional paid-in capital on the condensed consolidated balance sheet.

A roll-forward of warrant share activity from January 1, 2015 to September 30, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of September 30, 2015
Bridge Warrants	249,999	—	—		249,999
Consulting Warrants	222,222	—	(104,444)	(1)	117,778
Financing Warrants	208,763	—	(130,577)	(1)	78,186
Underwriting Warrants	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
	1,039,484	—	(235,021)		804,463

(1)	During the nine months ended September 30, 2015, there were 235,021 common stock warrants that were exercised through a cashless exercise which resulted in 208,184 shares being issued.

A roll-forward of warrant share activity from January 1, 2016 to September 30, 2016 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2016	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of September 30, 2016
Bridge Warrants	249,999	—	—		249,999
Consulting Warrants	117,778	—	(19,778)	(1)	98,000
Financing Warrants	78,186	—	—		78,186
Underwriting Warrants	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
Private Placement Warrants	—	2,096,724	—		2,096,724
Underwriting Warrants - Public Offering 2016	—	135,750	—		135,750
	804,463	2,232,474	(19,778)		3,017,159

(1)	During the nine months ended September 30, 2016, there were 19,778 common stock warrants that were exercised through cashless exercises which resulted in 19,693 shares being issued.

NOTE 5—STOCKHOLDERS’ EQUITY
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

On April 25, 2016, we completed the private placement sale of 1,996,880 units at a price of $2.985 per unit to institutional and individual investors, which included existing investors, executives and board members. Each unit consists of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing of the financing. We also issued to the placement agents in the financing, warrants to purchase an aggregate of 99,844 shares of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing. Gross proceeds were $6.0 million with net proceeds of $5.2 million after deducting placement agent fees and offering expenses. We registered for resale by the investors the shares of common stock, and the shares of common stock issuable upon exercise of the warrants, purchased by the investors in the financing pursuant to a registration statement that was declared effective by the SEC in May 2016.

On September 14, 2016, we completed the sale of 2,715,000 shares of common stock at a price of $4.25 per share in an underwritten public offering. We also issued to the underwriter warrants to purchase 135,750 shares of our common stock at an exercise price of $4.25 exercisable for a two year period commencing September 9, 2017. Gross proceeds were $11.5 million with net proceeds of $10.6 million after deducting underwriter fees and offering expenses. The shares were issued pursuant to a shelf registration statement that we filed with the SEC, which became effective on May 27, 2016.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. As of September 30, 2016, we have raised a total of $11.5 million of gross proceeds from the sale of 2,715,000 shares of our common stock, leaving approximately $23.5 million of securities available for the issuance pursuant to the Form S-3. The Form S-3 will expire in May 2019.

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

NOTE 6— STOCK-BASED COMPENSATION

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

Stock Options to Employees and Consultants

During the three and nine months ended September 30, 2015, we granted incentive stock options for the purchase of 7,500 and 77,500 shares, respectively, of our common stock to our employees. The stock options have an exercise price range of $3.83 per share to $12.98 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $17,000 and $384,000 for the three and nine months ended September 30, 2015, respectively, utilizing the Black-Scholes option valuation model.

During the three and nine months ended September 30, 2016, we granted incentive and non-qualified stock options for the purchase of 55,000 and 291,500 shares, respectively, of our common stock to our employees and consultants. The stock options granted during the nine month period have an exercise price range of $1.93 per share to $5.26 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The stock options granted had an aggregate grant date fair value of $166,000 and $467,000 for the three and nine months ended September 30, 2016, respectively, utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the nine months ended September 30, 2015 and 2016 using the Black-Scholes option valuation model. The fair values of stock options granted for the period were estimated using the following assumptions:

	Stock Option Grants Awarded During the Nine Months Ended September 30, 2015	Stock Option Grants Awarded During the Nine Months Ended September 30, 2016
Stock Price	$3.83 to $12.98	$1.93 to $5.26
Dividend Yield	0.00%	0.00%
Expected Volatility	60%	60%
Risk-free interest rate	1.44% - 1.86%	1.30% - 1.78%
Expected Life	7 years	7 years

Stock-based compensation expense related to stock options for employees was $213,000 and $157,000 for the three months ended September 30, 2015 and 2016, respectively, and was $450,000 and $420,000 for the nine months ended September 30, 2015 and 2016, respectively. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and nine months ended September 30, 2015 we applied a forfeiture rate of zero as there had been minimal forfeitures to date. Beginning July 1, 2016, we applied a forfeiture rate of six percent which is reflected in our stock-based compensation expense related to stock options for the three and nine months ended September 30, 2016.

              In August 2016, we modified certain stock options previously granted to a former executive. The modification was made in connection with the executive’s termination. The modification included accelerated vesting of stock options to purchase 26,876 shares of common stock as well as an extension of the exercise period for all vested shares, including stock options to purchase 43,438 shares of common stock. As a result of the modification, additional stock compensation expense of $48,000 was recognized for the three and nine months ended September 30, 2016.

     For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $22,000 and $10,000 for the three months ended September 30, 2015 and 2016, respectively, and was $39,000 and $24,000 for the nine months ended September 30, 2015 and 2016, respectively.

Stock Option Award Activity

The following is a summary of our stock option activity during the nine months ended September 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2016	565,050	$6.57	$4.25	7.84
Granted	291,500	2.69	1.60	8.50
Exercised	—	—	—	—
Forfeited	(103,436)	4.97	3.25	—
Outstanding, September 30, 2016	753,114	$5.29	$3.36	7.77

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2016	302,415	$6.25	$4.11	7.07
Vested	140,183	5.44	3.49	5.98
Exercised	—	—	—	—
Forfeited	(56,251)	5.87	3.87	—
Exercisable, September 30, 2016	386,347	$6.01	$3.92	6.61

The following table presents information related to stock options outstanding and exercisable at September 30, 2016:

Stock Options Outstanding		Stock Options Exercisable
Exercise Price	Outstanding Number of Stock Options	Weighted Average Remaining Life In Years	Exercisable Number of Stock Options
$1.93 – $2.00	194,314	6.69	33,318
$3.83 – $4.35	35,000	8.85	5,939
$5.06 – $6.00	349,000	6.12	269,623
$6.49 – $7.20	60,000	7.90	30,639
$7.54 – $7.55	77,300	8.15	32,289
$8.06 – $12.98	37,500	8.35	14,539
	753,114	6.61	386,347

As of September 30, 2016, there was $948,000 of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The aggregate intrinsic value of outstanding stock options and vested stock options as of September 30, 2016 were $747,000 and $124,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on September 30, 2016 of $5.30 per share.

 Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three and nine months ended September 30, 2015 we recorded $215,000 and $636,000, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date. During the three and nine months ended September 30, 2016, we recorded $375,000 and $912,000 respectively, of stock-based compensation related to restricted stock units. Shares vested during the three months ended September 30, 2015 and 2016 were 10,161 and 45,653 respectively, of which no shares,were surrendered by the employees for payment of payroll tax withholding liabilities. Shares vested during the nine months ended September 30, 2015 and 2016 were 37,080 and 222,043 respectively, of which 4,341 shares and no shares, respectively, were surrendered by the employees for payment of payroll tax withholding liabilities.

 In August 2016, we modified certain restricted stock units previously granted to a former executive. The modification was made in connection with the executive’s termination. The modification included accelerated vesting of 6,611 units which resulted in additional stock compensation expense of $859 for the three and nine months ended September 30, 2016.

In August 2016, we granted 250,000 performance-based restricted stock units to an executive. The restricted stock units are subject to performance-based vesting requirements, measured quarterly, based on the average of (a) the average high daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter and (b) the average low daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter, each as reported by The Nasdaq Stock Market, LLC. The restricted stock units are eligible to be earned on a quarterly basis based on a linear interpolation of the applicable share price, or in the case of a liquidation event, on the day of (or in connection with) such liquidation event based on the applicable transaction price. Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2019. We recognize compensation expense for restricted stock units with performance conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. The share price on the date of issuance was $5.06 per share. For the three and nine months ended September 30, 2016, we recognized $10,000 of stock compensation expense in connection with this award, which is included in general and administrative expenses.

A summary of restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2016	375,629	$6.16
Granted	734,238	3.50
Vested	(222,043)	4.47
Forfeited	(13,749)	7.83
Outstanding at September 30, 2016	874,075	$4.28

As of September 30, 2016, there was $3.2 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.5 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

In 2015, we put in place a performance based bonus program which identified five specific performance objectives to be accomplished during 2015 for all employees. The awards contained a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board. The performance bonus amounts were based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 13.34% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 25% per objective for executive employees. We granted 90,265 restricted stock unit awards in February 2016, of which 45,140 shares vested on the issuance date and the remaining shares vest on January 1, 2017. The number of shares granted to each employee was determined based on the performance bonus amount divided by the 10-day average stock price prior to December 31, 2015 which was $2.68. For the three and nine months ended September 30, 2015, we recorded $85,000 and $281,000 of stock-based compensation in connection with the 2015 performance plan, respectively. For the three months ended September 30, 2016, we recognized stock-based compensation of $25,000 related to the 90,265 restricted stock units granted, which is included in the restricted stock unit expense discussed under "Restricted Stock Units Activity" above. During the nine months ended September 30, 2016 we recognized stock-based compensation of $149,000 related to the 90,265 restricted stock units granted, of which $99,000 was recorded against the accrued liability balance at December 31, 2015, and the remainder was recognized as stock compensation expense and is included in the restricted stock unit expense discussed under "Restricted Stock Units Activity" above.

For 2016, we have put in place a performance based bonus program which identifies five specific performance objectives to be accomplished during 2016 for all employees. The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board. The performance bonus amounts will be based on each individual’s salary paid during the year multiplied by the bonus multiplier percentage ranging from 6.67% to 20% per objective plus an additional 10% bonus for non-executive employees and a multiplier percentage ranging from 16.67% to 50% per objective for executive employees. Additionally, the performance bonus is subject to the achievement of certain stock price thresholds for the ten trading days ending on the last trading day of 2016. The performance bonus will be paid in the form of cash or restricted stock units which will vest in full on the tenth business day following grant. The number of shares granted to each employee will be determined based on the performance bonus amount divided by the 10-day average stock price prior December 31, 2016. The grant date is expected to be in the first quarter of 2017. We recognize stock-based compensation expense for restricted stock units with performance conditions based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures.  For the three and nine months ended September 30, 2016, we did not record any stock-based compensation expense related to the 2016 performance awards as the achievement of the performance conditions was not considered probable.

Common Stock Issued for Services

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

In February 2016, we issued 3,000 shares of our common stock to a consultant in exchange for employment recruiting services. In April 2016, we issued 5,549 shares of common stock to a previous employee in connection with a separation agreement. We recorded $0 and $6,000 in stock compensation expense related to the stock issuances for the three and nine months ended September 30, 2016, respectively. The amount of compensation expense related to the consultant shares issued represents the fair value of the stock on the dates of issuance. There was no expense recorded during the three and nine months ended September 30, 2016 related to the shares issued to our previous employee as the value of those shares had been accrued at the time of separation in 2015.

Total equity-based compensation costs recorded in the condensed consolidated statements of operations is allocated as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2016
Research and development
Employees	$213,000	$172,000	$640,000	$497,000
Non-employees	13,000	5,000	31,000	18,000
Total research and development	226,000	177,000	671,000	515,000

General and administrative
Employees and directors	206,000	281,000	508,000	705,000
Non-employees	264,000	94,000	358,000	130,000
Total general and administrative	470,000	375,000	866,000	835,000

Total equity-based compensation	$696,000	$552,000	$1,537,000	$1,350,000

NOTE 7—RELATED PARTY TRANSACTION

In August 2016, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member will provide engineering design and fabrication advisory services for an hourly rate, with total payments not to exceed $120,000 during any twelve month period. During the three and nine months ended September 30, 2016, we incurred expenses of $20,000 in connection with the consulting agreement.

NOTE 8— COMMITMENTS AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,000 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,000 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,000 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,000 and extended the lease term through July, 2017. We have a renewal option for an additional three year term. The original lease included a tenant improvement allowance of $72,000 and the amended lease included an additional tenant improvement allowance of $38,000. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements and construction-in-process as of December 31, 2015 and as leasehold improvements as of September 30, 2016 as construction has been completed. The capitalized costs are being amortized over the amended lease term through July 2017. In June 2016, we amended the lease to include additional space on a month-to-month basis. The monthly rent related to the additional space is $2,325.

In November 2013, we signed a lease for our satellite development office in Burlingame, CA. The lease had a two-year term, and rental costs of approximately $4,000 per month. In May 2015, we renewed the lease for a one year period expiring November 30, 2016 with rental costs of $5,000 per month.

Rent expense related to our facilities and equipment for the three months ended September 30, 2015 and 2016 was $45,000 and $57,000, respectively, and for the nine months ended September 30, 2015 and 2016, was $121,000 and $152,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business.

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (MRWx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On February 8, 2016, the court granted our motion to dismiss with leave to amend. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint. In the consolidated second amended complaint, the plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and April 2, 2015, as well as a class of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs alleged that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices between November 6, 2014 and April 2, 2015. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. On July 11, 2016, the court entered an order granting in part and denying in part our motion to dismiss. The court granted our motion to dismiss with respect to plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934. The court also granted our motion to dismiss plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made on February 26, 2015. The court denied our motion to dismiss with respect to plaintiffs’ claims under Section 15 of the Securities Act of 1933, and with respect to plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made in November and December of 2014 and January of 2015. As a result of the court’s order, there are no remaining claims pending against the underwriter of our May 29, 2014 IPO. On October 26, 2016, the court issued an order clarifying its July 11, 2016 order on our motion to dismiss, making clear that the court's actual intent was to grant the motion to dismiss with respect to the claims under Section 15 of the Securities Act of 1933, while denying the motion to dismiss with respect to the claims under Section 20(a) of the Securities Exchange Act of 1934. On August 8, 2016, we filed a motion asking the court to certify for immediate appeal its order denying our motion to dismiss, and to stay the proceedings pending any such appeal. The court denied that motion on September 6, 2016. We filed our answer to plaintiffs’ second consolidated amended complaint on August 12, 2016. The parties are currently engaged in discovery, and the court has set a trial date of September 19, 2017.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us, including by allegedly violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. The court held a status conference in the shareholder derivative action on October 24, 2016, and ordered that the stay of the action remain in place for an additional 90 days. The court set another status conference to take place on January 23, 2017.
We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters, and we expect to incur some costs to defend these suits in the future. As of September 30, 2016, we have incurred total legal expenses of approximately $786,000 and expect to incur additional costs to defend these suits in the future. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters.
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. With respect to the litigation referred to above, we estimate that we are insured for all or substantially all of the amount of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of September 30, 2015 and September 30, 2016, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the nine months ended September 30, 2015 and September 30, 2016, respectively, with respect to litigation or loss contingencies.

NOTE 9—SUBSEQUENT EVENTS

We evaluated subsequent events through November 10, 2016, the date of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2016.

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

Overview

Resonant is a late-stage development company that is creating an innovative software , intellectual property, or IP, and services platform that has the ability to increase designer efficiency, reduce the time to market and lower unit costs in the designs of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end, or RFFE, is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital baseband.  The platform we are developing is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  Our ISN® platform allows us to develop unique, custom designs that address the increasing complexity of the RFFE due to carrier aggregation, or CA, by both reducing the size of the filter and improving performance.  Our goal is to utilize our ISN® platform to support our customers in reducing their time to develop complex filter designs, to access new classes of filter designs, and to do it more cost effectively.
Our inception date is May 29, 2012. We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014.
We are validating and commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile devices. The worldwide adoption of Long Term Evolution (LTE) as the global standard, and the use of mobile devices to access the Internet, has resulted in massive proliferation of frequency bands which, when combined with CA for higher data rates, has resulted in ever-increasing number and complexity of filters in the RFFE. We are developing a series of single-band surface acoustic wave, or SAW, filter designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the CA requirements of our customers. Finally, we are developing unique filter designs, enabled by ISN®, to replace multiple filters and associated componentry for many bands, with higher performance. In order to succeed, we must convince RF front-end suppliers that our filter designs can significantly reduce the size and cost of their products.
During the third quarter of 2016, we continued to make progress in the development of our technology in all areas of RF filter design. We began the third quarter with license agreements with two customers covering the design of five filter products. We received up-front payments to assist in covering a portion of the development costs of these designs and can earn additional milestone payments throughout the project. During the third quarter of 2016, we expanded our filters under design with our existing customers and signed joint development agreements, or JDAs, with two new customers, bringing our total customer engagements to four and our total filters under design to 16. We expect these new development agreements to have a similar trajectory as we have described previously; six to nine month development cycles before they would be eligible for conversion to a licensing agreement.
During the third quarter, we continued to expand the ISN® technology platform to design multiplexers to address the complexities of CA, and have commenced the initial design for our first quadplexer under license. We began development of unique, custom designs, enabled by ISN®, that address the increasing complexity of the RFFE due to CA, by both reducing the size of the filter and improving performance. We also expanded our portfolio of IP and now have over 100 patents issued or pending.

In July 2016, we acquired from Dr. Victor Plessky all of the issued and outstanding capital stock of GVR Trade S.A., or GVR, for a purchase price consisting of $661,000 in cash and 125,000 shares of our common stock, for a total purchase price of approximately $1.2 million. GVR is a Swiss-based company specializing in the consultation and design of SAW and BAW devices. We believe the acquisition is a logical extension to the existing long-term cooperation between our two companies and will further expand our ability to support licensing agreements for both current and future partners and customers. GVR is now a wholly owned direct subsidiary of Resonant.
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
We plan to continue to pursue filter design projects with existing and potential customers and other strategic partners. These types of arrangements may subsidize the expansion of our IP libraries and further the development of our ISN® platform, as well as offer complementary technology and market intelligence. We also intend to investigate the potential of licensing part or all of our ISN® software design suite to potential customers in the RFFE industry. However, we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions.
We are using the net proceeds from our IPO and subsequent financings for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, maturing and commercializing our ISN® tools, as well as for working capital and other general corporate purposes. Our costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with a late-stage, publicly-traded technology company. However, our costs are dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property.
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
As of September 30, 2016, we have 32 employees and use the services of several outside consultants. Of our employees, 23 are engaged in research and development and 9 in general and administrative activities. Our patent portfolio at September 30, 2016 is comprised of more than 100 issued and pending patents.
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $41.0 million from inception through September 30, 2016.  Our losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
     Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of September 30, 2016 consists of existing cash and cash equivalents and investment balances of $12.7 million. In the third quarter of 2016, we used approximately $2.7 million in cash for operations, excluding capital expenditures and senior executive transition costs. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the end of 2017. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations beyond

2017. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Recently Issued and Adopted Accounting Pronouncements

Presentation of Financial Statements—Going Concern - In August 2014, the FASB issued ASU, No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are establishing guidelines as detailed in the ASU and expect that implementation will not have a significant impact on information currently disclosed. We plan to adopt the ASU once it becomes effective.

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09,  Revenue from Contracts with Customers (Topic 606) . The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14,  Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, which provides further guidance surrounding certain aspects of ASU 2014-09. The effective date of this ASU is the same as ASU 2014-09. We have not yet selected a transition method, nor have we determined the effect of ASU 2014-09 on our financial position, results of operations, cash flows, or presentation thereof. However, we continue to monitor our contracts with customers as related to the ASU as we believe they will be impacted by the revenue guidance.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2016

Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs. These amounts consist of upfront payments intended to support our initial engineering product development efforts and milestone payments based on the achievement of specific milestones specified within our contracts. The revenues related to upfront payments are recognized ratably over the estimated development period associated with that the upfront payment. For the three months ended September 30, 2016, we recognized $25,000 of revenues related to upfront payments in connection with customer contracts. For the nine months ended September 30, 2016, we recognized $105,000 of revenues related to upfront payments in connection with customer contracts and $10,000 of revenues related to the achievement of milestones. There were no revenues recognized for the three and nine month periods in 2015. We expect revenues to continue to be recorded due to the $235,000 of deferred revenue we have recorded as of September 30, 2016. We also believe that based on the potential future milestone payments and royalties from our license agreements, there may be future revenues recorded.

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers. These consist primarily of the cost of employees and consultants, including stock-based compensation, and to a lesser extent costs for equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction. Research and development expenses increased $292,000 from $1.2 million in the third quarter of 2015 to $1.5 million in the third quarter of 2016.  For the nine month period, research and development expenses increased $720,000, from $3.3 million in the first nine months of 2015 to $4.0 million in the first nine months of 2016. The increase in the three and nine month periods was the result of the increased payroll, benefit costs, consulting costs, travel and development costs related to increased activity on our various filter designs under development.

General and Administrative Expenses. General and administrative expenses include salaries, stock-based compensation, taxes and employee benefits for the executives and administrative staff. It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees. General and administrative expenses increased $762,000, from $1.6 million in the third quarter of 2015 to $2.3 million in the third quarter of 2016.  General and administrative expenses increased $2.0 million, from $3.7 million in the first nine months of 2015 to $5.7 million in the first nine months of 2016. The increase in the three and nine month periods was due primarily to the cost associated with the hiring of two executives, travel expenses associated with business development efforts and increased legal fees in connection with legal proceedings. Also, during the third quarter of 2016 we incurred $250,000 of senior executive transition costs and $80,000 of business acquisition costs. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth. Additionally, we will continue to incur additional costs associated with the current securities litigation lawsuits filed against us.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $74,000 from $127,000 in the third quarter of 2015 to $201,000 in the third quarter of 2016, and by $148,000, from $354,000 in the first nine months of 2015 to $502,000 in the first nine months of 2016, primarily as a result of our increase in fixed assets and new equipment and software associated with the increase in employees and our product development efforts.

Interest and Investment Income.  Interest income decreased by $3,000 from $7,000 in the third quarter of 2015 to $4,000 in the third quarter of 2016 and by $13,000, from $23,000 in the first nine months of 2015 to $10,000 in the first nine months of 2016, primarily due to decreased cash and investment balances. We expect interest income to fluctuate in proportion to our cash and investment balances.

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

As of September 30, 2016, we have raised aggregate gross proceeds of $45.6 million through the use of loans, convertible debt and equity through an IPO, private placement financing and secondary offering of our common stock.
We had current assets of $12.9 million and current liabilities of $1.8 million at September 30, 2016, resulting in working capital of $11.2 million.  This compares to working capital of $6.8 million at September 30, 2015 and $4.6 million at December 31, 2015.  The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of September 30, 2016 consists of existing cash and cash equivalents and investment balances of $12.7 million. In the third quarter of 2016, we used approximately $2.7 million in cash for operations, excluding capital expenditures and senior executive transition costs. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. We believe our current resources will provide sufficient funding for planned operations through the end of 2017. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations beyond 2017. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. As of September 30, 2016, we have raised a total of $11.5 million of gross proceeds from the sale of 2,715,000 shares of our common stock, leaving approximately $23.5 million of securities available for the issuance pursuant to the Form S-3. The Form S-3 will expire in May 2019.

Cash Flow Analysis

Operating activities used cash of $5.2 million in the first nine months of 2015 and $7.6 million in the first nine months of 2016.  The increase is primarily the result of increased expenses related to payroll costs from the hiring of two executives and other technical staff, benefits and travel costs as we pursue our business development plan and legal costs associated with our legal proceedings.

Investing activities provided cash of $2.3 million in the first nine months of 2015 and used cash of $8.0 million in the first nine months of 2016.  The cash provided in 2015 was primarily a result of redemptions of investments offset by purchases of investments, purchases of property and equipment, investments in patents and $100,000 related to the restricted cash commitment attributable to our corporate credit cards. The use of cash in 2016 was primarily a result of the purchase of investments held to maturity offset by the redemption of investments, net payment of $452,000 to acquire GVR Trade S.A., our wholly owned subsidiary, purchases of property and equipment and our investment in patents.

Financing activities used cash of $45,000 in the first nine months of 2015 and provided $15.8 million in the first nine months of 2016.  For the 2015 period, cash used was a result of the payment of tax withholdings on the net issuance of common stock for compensation.  There were no such transactions for 2016 as we no longer issue net shares on the issuance of common stock for compensation. The cash provided in 2016 was the result of the net proceeds from the sale of equity securities in our private placement financing and underwritten public offering.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

Beginning on March 17, 2015, three putative class action lawsuits were filed in the United States District Court for the Central District of California, naming us, Terry Lingren and John Philpott as defendants. The three lawsuits were consolidated into a single putative class action, In re Resonant Inc. Securities Litigation, Case No. 15-cv-01970 SJO (MRWx), and the court appointed co-lead plaintiffs. On September 26, 2015, the plaintiffs filed a consolidated amended complaint purporting to assert claims under the federal securities laws against us, Terry Lingren, John Philpott, and the underwriter of our May 29, 2014 IPO. On February 8, 2016, the court granted our motion to dismiss with leave to amend. On February 23, 2016, the plaintiffs filed a consolidated second amended complaint. In the consolidated second amended complaint, the plaintiffs purport to be acting on behalf of a class consisting of purchasers or acquirers of our common stock between November 6, 2014 and April 2, 2015, as well as a class of persons or entities who purchased or acquired our shares in (or traceable to) our IPO. The plaintiffs alleged that, as a result of the defendants’ allegedly false and/or misleading statements and/or omissions concerning our business, operations, prospects and performance, our common stock traded at artificially inflated prices between November 6, 2014 and April 2, 2015. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. On March 22, 2016, we filed a motion to dismiss the consolidated second amended complaint. On July 11, 2016, the court entered an order granting in part and denying in part our motion to dismiss. The court granted our motion to dismiss with respect to plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934. The court also granted our motion to dismiss plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made on February 26, 2015. The court denied our motion to dismiss with respect to plaintiffs’ claims under Section 15 of the Securities Act of 1933, and with respect to plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder to the extent those claims are premised on alleged misstatements made in November and December of 2014 and January of 2015. As a result of the court’s order, there are no remaining claims pending against the underwriter of our May 29, 2014 IPO. On October 26, 2016, the court issued an order clarifying its July 11, 2016 order on our motion to dismiss, making clear that the court's actual intent was to grant the motion to dismiss with respect to the claims under Section 15 of the Securities Act of 1933, while denying the motion to dismiss with respect to the claims under Section 20(a) of the Securities Exchange Act of 1934. On August 8, 2016, we filed a motion asking the court to certify for immediate appeal its order denying our motion to dismiss, and to stay the proceedings pending any such appeal. The court denied that motion on September 6, 2016. We filed our answer to plaintiffs’ second consolidated amended complaint on August 12, 2016. The parties are currently engaged in discovery, and the court has set a trial date of September 19, 2017.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us, including by allegedly violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. The court held a status conference in the shareholder derivative action on October 24, 2016, and ordered that the stay of the action remain in place for an additional 90 days. The court set another status conference to take place on January 23, 2017.
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
Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the period ended September 30, 2016, except for the following:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

MZ Group Company

On August 8, 2016, we issued a restricted stock unit, or MZ RSU, for an aggregate of 20,000 shares of common stock to MZHCI, LLC, an MZ Group Company, as partial consideration for investor relations advisory services to be rendered by MZ Group. Of the shares underlying the MZ RSU, 5,000 shares vested upon grant, 5,000 shares vested on October 1, 2016, and 5,000 shares will vest on each of January 1, 2017 and April 1, 2017 so long as MZ Group continues to provide investor relations advisory services to us. The issuance of the MZ RSU was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. MZHCI, LLC represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. MZHCI, LLC had adequate access to information about Resonant, and the issuance of the securities was made without any general solicitation or advertising.

Underwriter's Warrant

On September 9, 2016, we entered into an underwriting agreement with National Securities Corporation, or NSC, relating to an underwritten public offering of 2,715,000 shares of common stock.  Pursuant to the underwriting agreement, at the closing of the offering we issued to NSC a warrant to purchase 135,750 shares of our common stock. The warrant is exercisable at $4.25 per share commencing on September 9, 2017 and expiring two years thereafter.  The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.  NSC represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. NSC had adequate access to information about Resonant, and the issuance of the warrant was made without any general solicitation or advertising.

Jeff Killian

In connection with his appointment as Chief Financial Officer of Resonant, effective as of his first day of employment on October 24, 2016, our board of directors awarded Jeff A. Killian a restricted stock unit, or Killian RSU, for 200,000 shares of common stock. The Killian RSU will vest over four years in equal quarterly installments, with the first installment vesting on January 2, 2017. The issuance of the Killian RSU was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. Mr. Killian represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Mr. Killian had adequate access to information about Resonant, and the issuance of the securities was made without any general solicitation or advertising.

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
2.1	Share Purchase Agreement, dated July 6, 2016, between the Registrant and Victor Plessky	8-K	001-36467	2.1	7/8/2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

4.1	Form of Underwriter's Warrant	8-K	001-36467	4.1	9/9/2016

10.1*	Separation Agreement, dated July 28, 2016, between John Philpott and the Registrant					X

10.2*	Letter Agreement, dated July 26, 2016, between Bridgepoint Consulting and the Registrant					X

10.3*	Restricted Stock Unit Agreement, dated August 8, 2016, between the Registrant and George B. Holmes	8-K	001-36467	10.1	8/12/2016

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Each a management contract or compensatory plan or arrangement

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

Date:	November 10, 2016	Resonant Inc.

		By:	/s/ Jeff Killian
Jeff Killian
Chief Financial Officer
(Principal Financial and Accounting Officer)