Form 10-Q
period 2017-06-30
Resonant Inc
filed 2017-08-09
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of August 8, 2017, the issuer had 14,698,827 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2016	June 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,084,000	$9,088,000
Accounts receivable	56,000	162,000
Prepaid expenses and other current assets	160,000	206,000
Investments held-to-maturity	4,747,000	—
TOTAL CURRENT ASSETS	10,047,000	9,456,000

PROPERTY AND EQUIPMENT
Property and equipment	2,269,000	2,480,000
Less: Accumulated depreciation and amortization	(1,275,000)	(1,597,000)
PROPERTY AND EQUIPMENT, NET	994,000	883,000

NONCURRENT ASSETS
Intangible assets, net	1,253,000	1,300,000
Restricted cash	100,000	100,000
Goodwill	789,000	840,000
Deferred tax asset	—	10,000
Other assets	16,000	19,000
TOTAL OTHER NONCURRENT ASSETS	2,158,000	2,269,000
TOTAL ASSETS	$13,199,000	$12,608,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$905,000	$403,000
Accrued expenses	35,000	106,000
Accrued salaries and payroll related expenses	1,765,000	1,323,000
Deferred revenue, current	279,000	245,000
Deferred rent, current	20,000	3,000
TOTAL CURRENT LIABILITIES	3,004,000	2,080,000
LONG-TERM LIABILITIES
Deferred revenue	46,000	—
Deferred rent	—	5,000
Deferred income taxes	16,000	—
TOTAL LIABILITIES	3,066,000	2,085,000

Commitments and contingencies (Note 8)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 12,468,647 outstanding as of December 31, 2016, and 14,620,873 outstanding as of June 30, 2017	12,000	14,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2016 and June 30, 2017	—	—
Additional paid-in capital	56,331,000	65,813,000
Accumulated other comprehensive income (loss)	(51,000)	12,000
Accumulated deficit	(46,159,000)	(55,316,000)
TOTAL STOCKHOLDERS’ EQUITY	10,133,000	10,523,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,199,000	$12,608,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
REVENUES	$63,000	$220,000	$90,000	$376,000

OPERATING EXPENSES
Research and development	1,327,000	2,245,000	2,519,000	4,355,000
General and administrative	1,570,000	2,058,000	3,339,000	4,844,000
Depreciation and amortization	156,000	194,000	301,000	382,000
TOTAL OPERATING EXPENSES	3,053,000	4,497,000	6,159,000	9,581,000
NET OPERATING LOSS	(2,990,000)	(4,277,000)	(6,069,000)	(9,205,000)

OTHER INCOME, NET
Interest and investment income	2,000	16,000	6,000	25,000
Other expense	—	(1,000)	—	(1,000)
TOTAL OTHER INCOME, NET	2,000	15,000	6,000	24,000

LOSS BEFORE INCOME TAXES	(2,988,000)	(4,262,000)	(6,063,000)	(9,181,000)
Provision for (benefit from) income taxes	—	1,000	1,000	(24,000)
NET LOSS	$(2,988,000)	$(4,263,000)	$(6,064,000)	$(9,157,000)

Foreign currency translation adjustment, net of tax	—	45,000	—	63,000
COMPREHENSIVE LOSS	$(2,988,000)	$(4,218,000)	$(6,064,000)	$(9,094,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.34)	$(0.29)	$(0.75)	$(0.66)
Weighted average shares outstanding — basic and diluted	8,870,245	14,535,451	8,103,908	13,967,476

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For The Six Months Ended June 30, 2017
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	12,468,647	$12,000	$56,331,000	$(46,159,000)	$(51,000)	$10,133,000
Issuance of common stock for compensation	452,200	—	—	—	—	—
Stock-based compensation	—	—	1,962,000	—	—	1,962,000
Sales of common stock, net of offering costs	1,626,898	2,000	7,466,000	—	—	7,468,000
Exercise of warrants, cashless	45,310	—	—	—	—	—
Exercise of stock options	27,818	—	54,000	—	—	54,000
Net loss	—	—	—	(9,157,000)	—	(9,157,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	63,000	63,000
Balance, June 30, 2017	14,620,873	$14,000	$65,813,000	$(55,316,000)	$12,000	$10,523,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,064,000)	$(9,157,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,000	382,000
Deferred tax benefit	—	(24,000)
Stock-based compensation	798,000	1,358,000
Non-cash investment income	(1,000)	—
Non-cash patent write-off	14,000	—
Changes in assets and liabilities:
Accounts receivable	—	(106,000)
Prepaids and other current assets	95,000	(39,000)
Other assets	—	(3,000)
Accounts payable	182,000	(248,000)
Accrued expenses	50,000	70,000
Accrued salaries and payroll related expenses	36,000	160,000
Deferred revenue	—	(84,000)
Deferred rent	(17,000)	(12,000)
Net cash used in operating activities	(4,606,000)	(7,703,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(236,000)	(369,000)
Expenditures for patents and domain names	(105,000)	(193,000)
Redemption of investments held-to-maturity	3,006,000	4,747,000
Purchase of investments held-to-maturity	(4,249,000)	—
Net cash provided by (used in) investing activities	(1,584,000)	4,185,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from private placement offering	5,177,000	7,468,000
Proceeds from the exercise of stock options	—	54,000
Net cash provided by financing activities	5,177,000	7,522,000
Effects of currency translation on cash	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,013,000)	4,004,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,501,000	5,084,000
CASH AND CASH EQUIVALENTS — End of period	$1,488,000	$9,088,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1,000	$1,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock in settlement of liability	$110,000	$272,000
Stock options issued in settlement of liability	$—	$332,000
Property and equipment included in accounts payable	$—	$30,000
Patents included in accounts payable	$—	$23,000

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

We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At December 31, 2016 and June 30, 2017, we had incurred accumulated losses of $46.2 million and $55.3 million, respectively. The losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of June 30, 2017 consists of existing cash and cash equivalents of $9.1 million, which includes $7.5 million we raised in February 2017 in a private placement of common stock and warrants. In the first half of 2017, we used approximately $8.2 million in cash and investments. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources will provide sufficient funding for planned operations into 2018. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. As of June 30, 2017, we have raised a total of $11.5 million of gross proceeds from the sale of 2,715,000 shares of our common stock, leaving approximately $23.5 million of securities available for the issuance pursuant to the Form S-3. The Form S-3 will expire in May 2019.

The accompanying condensed consolidated financial statements at June 30, 2017 and for the three and six months ended June 30, 2016 and 2017 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2016 have been derived from our audited consolidated financial statements as of that date.

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

 Restricted Cash—Restricted cash at December 31, 2016 and June 30, 2017 represents cash held within a certificate of deposit with a financial institution, which serves as collateral for our corporate credit cards. The restriction on the cash will lapse in conjunction with the expiration of the use of the corporate credit cards.

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

When the fair value of an investment instrument classified as held-to-maturity is less than its amortized cost, management assesses whether or not: (i) we have the intent to sell the instrument or (ii) it is more likely than not that we will be required to sell the instrument before its anticipated recovery. If either of these conditions is met, we must recognize an other-than-temporary impairment for the difference between the instruments’s amortized cost basis and its fair value, and include such amounts in net securities gains (losses).

For investment instruments that do not meet the above criteria and are not expected to be recovered at the amortized cost basis, the instrument is considered other-than-temporarily impaired. For these instruments, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. In order to determine the amount of the credit loss, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows management expects to recover. The discount rate is the effective interest rate implicit in the underlying instrument. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings and is included in net securities gains (losses). The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. For investment instruments that have other-than-temporary impairment recognized through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

During 2017, we invested in commercial papers and certificates of deposit that were classified as held-to-maturity. As of June 30, 2017, all of our investments have matured and we have no investments classified as held-to-maturity. We recorded investment income of $2,000 and $16,000 for the three months ended June 30, 2016 and 2017, respectively, and $6,000 and $25,000 for the six months ended June 30, 2016 and 2017, respectively, associated with investments.

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

Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at December 31, 2016 and June 30, 2017.
Property and Equipment—Property and equipment consists of leasehold improvements associated with our offices, software purchased during the normal course of business, equipment and office furniture and fixtures, all of which are recorded at cost. In July 2016, other property and equipment were acquired as part of the purchase of GVR and were initially recorded at their fair value. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of lease term or useful life.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Intangible Assets, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At December 31, 2016 and June 30, 2017, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Goodwill—At June 30, 2017, goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

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

During the three and six months ended June 30, 2017, we recorded revenue of $220,000 and $376,000, respectively, primarily related to the development of filter designs. As of June 30, 2017, we have recorded $245,000 in deferred revenue, primarily related to our filter design development projects.

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

Earnings Per Share, or EPS—EPS is computed in accordance with ASC Topic 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), the exercise of warrants (using the if-converted method) and the vesting of restricted stock unit awards.

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Six Months Ended June 30,
	2016	2017
Common stock warrants	2,881,409	4,491,568
Common stock options	743,425	822,305
Non-vested restricted stock unit awards	658,477	1,404,392
Total shares excluded from net loss per share attributable to common stockholders	4,283,311	6,718,265

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2016 and June 30, 2017, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and six months ended June 30, 2016 and June 30, 2017, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Reclassifications—Certain amounts in the condensed consolidated statement of operations for the three and six months ended June 30, 2016 have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted but not before the annual periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU provides further guidance surrounding the recognition of revenue as well as guidance involving principal versus agent considerations. The effective date of this ASU is the same as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment provides clarification surrounding the identification of performance obligations and offers licensing implementation guidance. The effective date of this ASU is the same as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, which provides further guidance surrounding certain aspects of ASU 2014-09. The effective date of this ASU is the same as ASU 2014-09. The new standards will become effective for us on January 1, 2018 and we plan to adopt at that time. We have reviewed our contracts which we believe will be impacted by the adoption and we currently anticipate adopting the standard using the modified retrospective approach with a cumulative effect of the initial application recognized at the date of adoption. We do not believe the adoption of this guidance will have a significant impact on our balance sheet or statements of comprehensive loss due to the relatively small number of contracts and nature of our contracts, which are primarily related to design development projects where we believe the revenue will be recognized over time, which is consistent with the current method of revenue recognition.

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

Compensation-Stock Compensation—In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity over the accounting for a change to the terms or conditions of a share-based payment award. The amendments in the update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modification on or after the adoption date. We plan to early adopt this guidance if, and when, we experience a share-based award modification.

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

The acquisition was not material to our condensed consolidated financial statements and we have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Pro forma historical results of operations of this business acquisition during the three and six months ended June 30, 2016 have not been presented as it is not material to our condensed consolidated statements of comprehensive loss.

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

A roll-forward of warrant share activity from January 1, 2016 to June 30, 2016 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2016	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2016
Bridge Warrants	249,999	—	—		249,999
Consulting Warrants	117,778	—	(19,778)	(1)	98,000
Financing Warrants	78,186	—	—		78,186
Underwriting Warrants	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
Private Placement Warrants	—	2,096,724			2,096,724
	804,463	2,096,724	(19,778)		2,881,409

(1)	During the six months ended June 30, 2016 there were 19,778 common stock warrants that were exercised through a cashless exercise which resulted in 19,693 shares being issued.

A roll-forward of warrant share activity from January 1, 2017 to June 30, 2017 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2017	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2017
Bridge Warrants	249,999	—	—		249,999
Consulting Warrants	98,000	—	(41,889)	(1)	56,111
Financing Warrants	78,186	—	—		78,186
Underwriting Warrants	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
Private Placement Warrants - 2016	1,995,124	—	(9,000)	(2)	1,986,124
Underwriting Warrants - Public Offering 2016	135,750	—	—		135,750
Private Placement Warrants - 2017	—	1,626,898	—		1,626,898
	2,915,559	1,626,898	(50,889)		4,491,568

(1)	During the six months ended June 30, 2017, there were 41,889 common stock warrants that were exercised through cashless exercises which resulted in 41,800 shares being issued.

(2)	During the six months ended June 30, 2017, there were 9,000 common stock warrants that were exercised through cashless exercises which resulted in 3,510 shares being issued.

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

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. As of June 30, 2017, we have raised a total of $11.5 million of gross proceeds from the sale of 2,715,000 shares of our common stock, leaving approximately $23.5 million of securities available for the issuance pursuant to the Form S-3. The Form S-3 will expire in May 2019.

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

NOTE 6— STOCK-BASED COMPENSATION

2014 Omnibus Incentive Plan

In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted for the issuance of equity based instruments covering up to a total of 1,400,000 shares of common stock. In June 2016, our board of directors and stockholders approved an increase of 1,300,000 shares and in June 2017 approved an additional increase of 3,250,000 shares of common stock bringing the total shares allowed under the plan to 5,950,000.

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

Stock Options to Employees and Consultants

During the three and six months ended June 30, 2016, we granted incentive and non-qualified stock options for the purchase of 20,000 and 236,500 shares, respectively, of our common stock to our employees and a consultant. The stock options have an exercise price range of $1.93 per share to $4.00 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $48,000 and $301,000 for the three and six months ended June 30, 2016, respectively, utilizing the Black-Scholes option valuation model.

During the three and six months ended June 30, 2017, we granted incentive stock options for the purchase of 17,500 and 168,380 shares, respectively, of our common stock to our employees. The stock options have an exercise price range of $4.36 per share to $4.68 per share with a term of 10 years. Of the shares granted in 2017, 125,880options vested upon grant and the remaining 42,500 stock options vest quarterly over sixteen quarters. The stock options granted had an aggregate grant date fair value of $49,000 and $446,000 for the three and six months ended June 30, 2017, respectively, utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the six months ended June 30, 2016 and 2017 using the Black-Scholes option valuation model. The fair values of stock options granted for the periods were estimated using the following assumptions:

	Stock Option Grants Awarded During the Six Months Ended June 30, 2016	Stock Option Grants Awarded During the Six Months Ended June 30, 2017
Stock Price	$1.93 to $4.00	$4.36 to $4.68
Dividend Yield	0.00%	0.00%
Expected Volatility	60%	60%
Risk-free interest rate	1.49% - 1.74%	1.98% - 2.14%
Expected Life	7 years	7 years

Stock-based compensation expense related to stock options for employees was $133,000 and $101,000 for the three months ended June 30, 2016 and 2017, respectively and was $263,000 and $232,000 for the six months ended June 30, 2016 and 2017, respectively. We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and six months ended June 30, 2016 we applied a forfeiture rate of zero as there had been minimal forfeitures to date. Beginning July 1, 2016, we applied a forfeiture rate of six percent which is reflected in our stock-based compensation expense related to stock options for the three and six months ended June 30, 2017.

              In January 2017, we modified certain stock options previously granted to a former executive. The modification was made in connection with the executive’s termination. The modification included accelerated vesting of stock options to purchase 8,752 shares of common stock as well as an extension of the exercise period for all vested shares, including stock options to purchase 17,504 shares of common stock. As a result of the modification, additional stock compensation expense of $19,000 was recognized for the six months ended June 30, 2017. There was no expense related to the modification during the three months ended June 30, 2017.

     For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $8,000 and $2,000 for the three months ended June 30, 2016 and 2017, respectively and was $14,000 and $5,000 for the six months ended June 30, 2016 and 2017, respectively.

Stock Option Award Activity

The following is a summary of our stock option activity during the six months ended June 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2017	801,690	$5.25	$3.32	7.40
Granted	168,380	4.39	2.65	9.61
Exercised	(27,818)	1.95	1.16	—
Forfeited	(119,947)	5.55	3.68	—
Outstanding, June 30, 2017	822,305	$5.14	$3.21	7.91

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2017	419,174	$5.94	$3.86	6.00
Vested	202,966	4.49	2.73	8.46
Exercised	(27,818)	1.95	1.16	—
Forfeited	(90,276)	6.07	4.04	—
Exercisable, June 30, 2017	504,046	$5.55	$3.53	7.40

The following table presents information related to stock options outstanding and exercisable at June 30, 2017:

Stock Options Outstanding		Stock Options Exercisable
Exercise Price	Outstanding Number of Stock Options	Weighted Average Remaining Life In Years	Exercisable Number of Stock Options
$1.93 – $2.00	149,000	8.60	46,570
$3.83 – $4.70	238,380	9.48	144,321
$5.06 – $6.00	275,507	6.21	208,181
$6.49 – $7.20	56,728	6.04	41,423
$7.54 – $7.55	65,190	6.18	41,977
$8.06 – $12.98	37,500	7.61	21,574
	822,305	7.40	504,046

As of June 30, 2017, there was $778,000 of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The aggregate intrinsic value of outstanding stock options and vested stock options as of June 30, 2017 were $389,000 and $127,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on June 30, 2017 of $4.43 per share.

 Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three months ended June 30, 2016 and 2017 we recorded $299,000 and $715,000, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date. During the six months ended June 30, 2016 and 2017 we recorded $537,000 and $1,394,000, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date. Shares vested during the three months ended June 30, 2016 and 2017 were 42,114 and 141,970, respectively. Shares vested during the six months ended June 30, 2016 and 2017 were 176,390 and 452,200, respectively.

 In January 2017, we modified certain restricted stock units previously granted to a former executive. The modification was made in connection with the executive’s termination. The modification included accelerated vesting of 8,815 units which resulted in additional stock compensation expense of $36,000 for the six months ended June 30, 2017. There was no expense related to the modification during the three months ended June 30, 2017.

A summary of restricted stock unit activity for the six months ended June 30, 2017 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2017	1,455,558	$3.64
Granted	445,907	4.48
Vested	(452,200)	4.12
Forfeited	(44,873)	5.50
Outstanding at June 30, 2017	1,404,392	$4.54

As of June 30, 2017, there was $4.5 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.7 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance Awards

In August 2016, we granted 250,000 performance-based restricted stock units to an executive. The restricted stock units are subject to performance-based vesting requirements, measured quarterly, based on the average of (a) the average high daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter and (b) the average low daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter, each as reported by The Nasdaq Stock Market, LLC. The restricted stock units are eligible to be earned on a quarterly basis based on a linear interpolation of the applicable share price, or in the case of a liquidation event, on the day of (or in connection with) such liquidation event based on the applicable transaction price. Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2019. We recognize compensation expense for restricted stock units with performance conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. The share price on the date of issuance was $5.06 per share. For the three and six months ended June 30, 2017, we recognized $6,000 and $13,000, respectively, of stock compensation expense in connection with this award, which is included in general and administrative expenses.

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

2015 Incentive Bonus Program

During 2015, our employees and executives participated in the 2015 Incentive Bonus Program. The awards under this program contained a combination of service conditions and performance conditions based on the achievement of specified performance thresholds approved by the board. The performance bonus amounts were based on each individual’s salary paid during the year multiplied by a defined bonus multiplier percentage, plus an additional 10% bonus for non-executive employees. In February 2016, upon board approval, we granted 90,265 restricted stock unit awards, of which 45,140 shares vested on the issuance date and the remaining shares vested on January 1, 2017. For the six months ended June 30, 2016 we recorded a reduction of stock compensation expense of $21,000 in connection with the 2015 Plan which was a result of the decrease in the price of our common stock between December 31, 2015 and the date of grant. There was no expense recorded for the three months ended June 30, 2016, or for the three and six months ended June 30, 2017, in connection with this program.

2016 Incentive Bonus Program

During 2016, our employees and executives participated in the 2016 Incentive Bonus Program. The program provided for the award of annual bonuses if certain performance goals, based on revenue and certain other non-monetary targets, were attained in our 2016 fiscal year.   The bonus was payable in cash, restricted stock units or a combination of cash and restricted stock units, as determined by our compensation committee, with the number of restricted stock units to be determined by dividing the dollar value to be paid in restricted stock units by the average closing price of our common stock for the ten trading days ending on the last trading day of 2016. The restricted stock units would have vested in full on the tenth business day following grant. Although the specific performance objectives were not achieved, it was determined that a discretionary bonus would be awarded under the program based on the significant achievements made toward the objectives during the year. The payment method and terms remained the same as the original bonus program. The discretionary awards were granted in February, 2017, and consisted of cash awards totaling $688,000 and equity awards in the form of restricted stock units and stock options which vested in full 10 days following grant. The equity awards consisted of 27,390 restricted stock units with a grant date fair value of $119,000 based on the grant date share price of $4.36 and 125,880 stock options with a grant date fair value of $332,000 using the Black-Scholes option valuation model using the following assumptions: stock price of $4.36; dividend yield of 0%; expected volatility of 60%; risk-free rate of 2.15% and expected life of 7 years. The total expense for these awards, $1.1 million, was recorded in the fourth quarter of 2016 and was included in accrued salaries and payroll related expenses as of December 31, 2016. The accrual was released upon payment and issuance of the awards in the first quarter of 2017. There was no expense recorded for the three or six months ended June 30, 2016 and 2017 in connection with this program.
2017 Incentive Bonus Program

During 2017, our employees and executives are participating in the 2017 Incentive Bonus Program. The program provides for the award of quarterly and annual bonuses to our employees and executive officers if certain performance goals, based on company-wide billings, expenses and certain other individual non-monetary targets, are attained in quarterly and annual performance periods during our 2017 fiscal year.  The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds. The awards are based on each individual’s annual salary multiplied by a bonus multiplier percentage which has been determined by our compensation committee. The plan also allows for additional discretionary awards to non-executive employees up to 10% of the total base salaries of non-executive employees. Additionally, the annual bonus is subject to the achievement of certain stock price thresholds for the ten trading days ending on the last trading day of 2017. The bonuses will be paid in the form of cash, stock options, restricted stock, or a combination thereof. The number of shares underlying equity awards granted to each employee will be determined based on the performance bonus amount to be paid in equity, divided by our closing stock price on the grant date. We recognize compensation expense for the total amount of the bonuses earned during the period earned. For the three and six months ended June 30, 2017, we recorded $335,000 and $750,000, respectively, of compensation expense related to the 2017 performance awards as the achievement of the performance conditions was considered probable. Of the expense recorded for the three months ended June 30, 2017, $207,000 is included in research and development expenses and $128,000 is included in general and administrative expenses. Of the expense recorded for the six months ended June 30, 2017, $431,000 is included in research and development expenses and $319,000 is included in general and administrative expenses.

Common Stock Issued for Services

In February 2016, we issued 3,000 shares of our common stock to a consultant in exchange for employment recruiting services. We recorded $6,000 in stock compensation expense related to the stock issuance for the six months ended June 30, 2016, which represents the fair value of the stock on the dates of issuance. There was no expense related to this award for the three months ended June 30, 2016 and there were no similar items, or expense recorded, for the three and six months ended June 30, 2017.

Total equity-based compensation costs recorded in the condensed consolidated statements of operations is allocated as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2016	Six Months Ended June 30, 2017
Research and development
Employees	$182,000	$309,000	$326,000	$535,000
Non-employees	7,000	15,000	12,000	41,000
Total research and development	189,000	324,000	338,000	576,000

General and administrative
Employees and directors	231,000	317,000	434,000	684,000
Non-employees	20,000	24,000	26,000	98,000
Total general and administrative	251,000	341,000	460,000	782,000

Total equity-based compensation	$440,000	$665,000	$798,000	$1,358,000

NOTE 7—RELATED PARTY TRANSACTIONS

In August 2016, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide engineering design and fabrication advisory services for an hourly rate, with total payments not to exceed $120,000 during any twelve month period. During the six months ended June 30, 2017, we incurred expenses of $26,000 in connection with the consulting agreement. The agreement was terminated effective April 1, 2017 and there was no expense for the three months ended June 30, 2017.

NOTE 8— COMMITMENTS AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,101 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,154 and extended the lease term through July, 2017. We had a renewal option for an additional three year term. The original lease included a tenant improvement allowance of $72,160 and the amended lease included an additional tenant improvement allowance of $38,320. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements as of December 31, 2016 and June 30, 2017. The capitalized costs are being amortized over the amended lease term through July 2017. Effective April 2017, we amended the lease to add additional space and to extend our lease term through July 2018, with an option to extend through July 2019. With the amendment, the total leased space is now 9,024 square feet with monthly rent of $14,479 through July 2017 and $13,987 from August 1, 2017 through the end of the lease, plus estimated monthly operating costs of approximately $7,000.

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

Rent expense related to our facilities and equipment for the three months ended June 30, 2016 and 2017 was $52,000 and $122,000, respectively and for the six months ended June 30, 2016 and 2017, was $95,000 and $211,000, respectively.

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
The parties in the putative class action have reached a settlement that, if approved by the court, will fully resolve plaintiffs’ claims and provide for the release of all claims asserted in the litigation. The settlement amount will be paid by our insurance carrier. On July 13, 2017, the court entered an order granting preliminary approval of the settlement. The court has scheduled a final approval hearing to take place on November 20, 2017. We can make no assurances that the court will grant final approval of the settlement.

On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us, including by allegedly violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. The court has set a status conference to take place on September 11, 2017.
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
We have directors’ and officers’ liability insurance, which will be utilized in the defense of these matters. The liability insurance may not cover all of the future liabilities we may incur in connection with the foregoing matters. As of June 30, 2017, we have incurred total legal expenses of approximately $750,000 which is the maximum of our insurance deductible.
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. With respect to the litigation referred to above, we estimate that we are insured for all or substantially all of the amount of possible loss that might result from an adverse judgment or a settlement of these matters.  We will evaluate developments in legal proceedings and other matters on a quarterly basis. As of June 30, 2016 and June 30, 2017, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the six months ended June 30, 2016 and June 30, 2017, respectively, with respect to litigation or loss contingencies.

NOTE 9—SUBSEQUENT EVENTS

We evaluated subsequent events through August 9, 2017, the date of issuance of the condensed consolidated financial statements for the six months ended June 30, 2017.

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
During the first half of 2017, we continued to make progress in the development of our technology in all areas of RF filter design. We added one new customer and expanded our filters under design with our existing customers. We expect these new development agreements to have a similar trajectory as we have described previously; development agreements have a six to nine month development cycle before they would be eligible for conversion to a licensing agreement. Once a licensing agreement is executed there is a nine to twelve month development cycle for ISN® Ready designs and 12 to 18 months for ISN® Pilot designs, before there would be a potential for end customer sampling and the potential for licensing revenue. During 2017 we announced that one of our licensee customers has successfully shipped over one million pre-production parts to four separate handset Original Equipment Manufacturers. These are the first shipments by the customer under the initial licensing agreement, which covers three frequency bands.
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
As of June 30, 2017, we have 36 employees and use the services of several outside consultants. Of our employees, 27 are engaged in research and development and 9 in general and administrative activities.
Our patent portfolio at June 30, 2017 is comprised of more than 125 issued and pending patents.
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $55.3 million from inception through June 30, 2017.  Our losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
     Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of June 30, 2017 consists of existing cash and cash equivalents of $9.1 million, which includes $7.5 million we raised in February 2017 in a private placement of common stock and warrants. In the first half of 2017, we used approximately $8.2 million in cash and investments. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources will provide sufficient funding for planned operations into 2018. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 and 2017

Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs, milestone payments based on the achievement of specific milestones and royalties from shipments of our licensed designs. The revenues related to upfront payments associated with our filter design development contracts are recognized ratably over the estimated development period associated with that upfront payment. For the three and six months ended June 30, 2017, we recognized $220,000 and $376,000, respectively, of revenues primarily related to upfront payments in connection with customer contracts. For the three and six months ended June 30, 2016, we recognized $63,000 and $90,000, respectively, of revenue primarily related to upfront payments for the development of filter designs. We expect revenues to continue to be recorded due to the $245,000 of deferred revenue we have recorded as of June 30, 2017. We also believe that based on the potential future milestone payments and royalties from our license agreements, there may be future revenues recorded.

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers. These consist primarily of the cost of employees and consultants, including stock-based compensation, and to a lesser extent costs for equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction. Research and development expenses increased $0.9 million from $1.3 million in the second quarter of 2016 to $2.2 million in the second quarter of 2017 and increased $1.9 million from $2.5 million for the first half of 2016 to $4.4 million for the first half of 2017.  The increases were the result of the increased payroll, benefit costs, consulting costs, travel and development costs related to increased activity on our various filter designs under development. We anticipate that our research and development expenses will continue to increase as a result of our planned growth.

General and Administrative Expenses. General and administrative expenses include salaries, stock-based compensation, taxes and employee benefits for the executives and administrative staff. It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees. General and administrative expenses increased $0.5 million, from $1.6 million in the second quarter of 2016 to $2.1 million in the second quarter of 2017 and increased $1.5 million from $3.3 million for the first half of 2016 to $4.8 million for the first half of 2017.  The increases include $400,000 of senior executive transition costs in the first quarter of 2017. Other increases were due to the costs associated with increased headcount and travel expenses associated with business development efforts as well as increased rent expenses in connection with the expansion of our facilities to accommodate our growth. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $38,000 from $156,000 in the second quarter of 2016 to $194,000 in the second quarter of 2017 and increased by $81,000 from $301,000 in the first half of 2016 to $382,000 in the first half of 2017, primarily as a result of our increase in fixed assets and new equipment and software associated with the increase in employees and our product development efforts.

Interest and Investment Income.  Interest and investment income increased by $14,000 from $2,000 in the second quarter of 2016 to $16,000 in the second quarter of 2017 and increased by $19,000 from $6,000 in the first half of 2016 to $25,000 in the first half of 2017, primarily due to increased cash and investment balances. We expect interest income to fluctuate in proportion to our cash and investment balances.

 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the first half of 2016 our only tax liability was for minimum taxes in the States where we conduct business. With the acquisition of our foreign subsidiary, GVR, we are also responsible for income taxes in Switzerland related to the earnings of GVR. The provision for (benefit from) income taxes recorded in the three and six months ended June 30, 2017 represents the net change in deferred income taxes of GVR.

Liquidity and Capital Resources

Financing Activities

We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.

As of June 30, 2017, we have raised aggregate gross proceeds of $53.1 million through the use of loans, convertible debt and equity through an IPO, private placement financings and secondary offering of our common stock.
We had current assets of $9.5 million and current liabilities of $2.1 million at June 30, 2017, resulting in working capital of $7.4 million.  This compares to working capital of $4.6 million at June 30, 2016 and $7.0 million at December 31, 2016.  The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of June 30, 2017 consists of existing cash and cash equivalents of $9.1 million, which includes $7.5 million we raised in February 2017 in a private placement of common stock and warrants. In the first half of 2017, we used approximately $8.2 million in cash and investments. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources will provide sufficient funding for planned operations into 2018. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $35.0 million, subject to limitations on the amount of securities we may sell in any twelve month period. As of June 30, 2017, we have raised a total of $11.5 million of gross proceeds from the sale of 2,715,000 shares of our common stock, leaving approximately $23.5 million of securities available for the issuance pursuant to the Form S-3. The Form S-3 will expire in May 2019.

Cash Flow Analysis

Operating activities used cash of $4.6 million in the first six months of 2016 and $7.7 million in the first six months of 2017.  The increase is primarily the result of increased payroll-related and travel costs associated with the increase in headcount as we have expanded our product development, business development and sales and marketing efforts. The increase is also due to senior executive transition costs incurred in the first quarter of 2017.

Investing activities used cash of $1.6 million in the first six months of 2016 and provided cash of $4.2 million in the first six months of 2017.  In 2016, the cash used was a result of the net purchases of investments held to maturity and cash used to purchase property and equipment and expenditures for patents. In 2017, the cash provided was a result of the redemptions of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents.

Financing activities provided cash of $5.2 million in the first six months of 2016 as a result of the net proceeds from the sale of equity securities in our private placement financing completed in April 2016. Financing activities provided cash of $7.5 million in the first six months of 2017 as a result of the net proceeds from the sale of equity securities in our private placement financing completed in February 2017.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
The parties in the putative class action have reached a settlement that, if approved by the court, will fully resolve plaintiffs’ claims and provide for the release of all claims asserted in the litigation. The settlement amount will be paid by our insurance carrier. On July 13, 2017, the court entered an order granting preliminary approval of the settlement. The court has scheduled a final approval hearing to take place on November 20, 2017. We can make no assurances that the court will grant final approval of the settlement.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, and is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our officers and directors breached their fiduciary duties to us, including by allegedly violating the federal securities laws and exposing us to possible financial liability. On November 16, 2015, the court entered an order staying the proceedings in the shareholder derivative action pending certain further developments. The court has set a status conference to take place on September 11, 2017.
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

Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors during the period ended June 30, 2017, except for the following.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. While we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 5.                        Other Information

On August 7, 2017, the Compensation Committee of our Board of Directors and, in the case of our Chief Executive Officer, our Board of Directors, approved quarterly bonus awards to our executive officers pursuant to our 2017 Incentive Bonus Program for their performance during the second quarter of 2017. The bonus awards were paid in the form of incentive stock options to purchase shares of our common stock in the amounts set forth below. The stock options have a term of 10 years and an exercise price of $4.51, the closing sales price of our common stock on the date of grant, and vest in full on August 16, 2017.

Executive Officer	Number of Option Shares
George Holmes	5,824
Jeff Killian	6,655
Robert Hammond	6,904
Neal Fenzi	5,133

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1*	Amendment No. 2 to the Resonant Inc. Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-218542	10.3	6/7/2017

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Each a management contract or compensatory plan or arrangement.

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

Date:	August 9, 2017	Resonant Inc.

		By:	/s/ Jeff A. Killian
Jeff A. Killian
Chief Financial Officer
(Principal Financial and Accounting Officer)