Form 10-K/A
period 2017-12-31
Resonant Inc
filed 2018-03-19
CIK 1579910

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
Resonant Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Original Form 10-K”), to amend Exhibit 23.1, the Consent of Crowe Horwath LLP, to correct a typographical error in Exhibit 23.1 included in the Original Form 10-K, which resulted in Exhibit 23.1 not conforming to the consent provided by the auditors. We are also including with this Amendment No. 1 certain new certifications by our principal executive officer and principal financial officer, and including footnotes to our list of Exhibits that were inadvertently omitted from the Original Form 10-K. Accordingly, Part IV, Item 15 of the Original Form 10-K is being amended to reflect the filing of a new Exhibit 23.1, the filing of new certifications as Exhibits 31.1 and 31.2, and the inclusion of the omitted footnotes.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)    Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated July 6, 2016, between the Registrant and Victor Plessky	8-K	001-36467	2.1	7/8/2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4/11/2014
4.2	Form of Underwriter’s Warrant	S-1/A	333-193552	4.2	5/16/2014
4.3	Form of Warrant, dated April 25, 2016	8-K	001-36467	10.3	4/26/2016
4.4	Form of Agent Warrant, dated April 25, 2016	8-K	001-36467	10.4	4/26/2016
4.5	Form of Underwriter’s Warrant	8-K	001-36467	4.1	9/9/2016
4.6	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for 222,222 shares of common stock	S-1	333-193552	10.25	1/24/2014
4.7	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for a to-be-determined number of shares of common stock	S-1	333-193552	10.26	1/24/2014
4.8	Warrant Agreement issued to Investors Relations Consultant	10-K	001-36467	10.40	3/27/2015
4.9	Warrant to Purchase Common Stock, dated February 22, 2017, issued by the Registrant to Grayboard Investments, Ltd.	8-K	001-36467	10.3	2/24/2017
4.10	Form of Warrant issued to investors	8-K	001-36467	10.3	9/29/2017
4.11	Placement Agent Warrant, dated September 28, 2017	8-K	001-36467	10.4	9/29/2017
4.12	Placement Agent Warrant, dated October 2, 2017	8-K	001-36467	10.1	10/3/2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1/24/2014
10.2.1*	Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-1/A	333-193552	10.2	4/11/2014
10.2.2*	Amendment No. 1 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-211893	10.1	6/7/2016
10.2.3*	Amendment No. 2 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-218542	10.3	6/7/2017
10.3*	Offer Letter between the Registrant and Robert Hammond, dated June 17, 2013	S-1	333-193552	10.4	1/24/2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.4*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1/24/2014
10.5*	Offer Letter between the Registrant and George B. Holmes, dated February 9, 2016	8-K	001-36467	10.1	3/4/2016
10.6*	Offer Letter between the Registrant and Jeffrey Killian, dated October 6, 2016	8-K	001-36467	10.1	10/12/2016
10.7*	Form of Severance/Change-in-Control Agreement	10-K	001-36467	10.41	3/27/2015
10.8*	Restricted Stock Unit Agreement, with a grant date of February 29, 2016 between the Registrant and George B. Holmes	8-K	001-36467	10.2	3/4/2016
10.9*	Restricted Stock Unit Agreement, with a grant date of April 25, 2016, between the Registrant and George B. Holmes	S-8	333-211894	10.2	6/7/2016
10.10*	Restricted Stock Unit Agreement, with a grant date of August 8, 2016, between the Registrant and George B. Holmes	8-K	001-36467	10.1	8/12/2016
10.11*	Restricted Stock Unit Agreement, with a grant date of October 24, 2016, between the Registrant and Jeff A. Killian	S-8	333-214571	10.1	11/10/2016
10.12*	Outside Director Compensation Policy	10-K	001-36467	10.6	3/25/2016
10.13*	Separation Agreement, dated July 28, 2016, between John Philpott and the Registrant	10-Q	001-36467	10.1	11/10/2016
10.14*	Letter Agreement, dated July 26, 2016, between Bridgepoint Consulting and the Registrant	10-Q	001-36467	10.2	11/10/2016
10.15.1	Multi-Tenant Industrial Lease, dated August 9, 2013, between the Registrant and Nassau Land Company, L.P.	S-1	333-193552	10.33	1/24/2014
10.15.2	First Amendment to Lease, dated March 20, 2014, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.33.2	3/27/2015
10.15.3	Second Amendment to Lease, dated September 15, 2014, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.33.3	3/27/2015
10.15.4	Third Amendment to Lease, dated June 1, 2016, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.15.4	3/30/2017
10.15.5	Forth Amendment to Lease, dated June 1, 2016, between Registrant and Nassau Land Company, L.P.	10-K	001-36467	10.15.5	3/30/2017
10.16	Standard Multi-Tenant Office Lease - Gross, dated December 16, 2016, between the Registrant and SeaBreeze I Venture - TIC.	8-K	001-36467	10.1	1/6/2017
10.17	Securities Purchase Agreement, dated April 20, 2016, between the Registrant and the Investors listed on the schedule of buyers attached thereto	8-K	001-36467	10.1	4/26/2016
10.18	Registration Rights Agreement, dated April 25, 2016	8-K	001-36467	10.2	4/26/2016
10.19	Registration Rights Agreement for Investors, dated June 17, 2013, by and among the Registrant and the persons listed on Schedule A thereto	S-1	333-193552	10.23	1/24/2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.20	Registration Rights Agreement for Warrants, dated June 17, 2013, by and among the Registrant and MDB Capital Group LLC	S-1	333-193552	10.24	1/24/2014
10.21	Securities Purchase Agreement, dated February 20, 2017, between the Registrant and Grayboard Investments, Ltd.	8-K	001-36467	10.1	2/24/2017
10.22	Registration Rights Agreement, dated February 20, 2017, between the Registrant and Grayboard Investments, Ltd.	8-K	001-36467	10.2	2/24/2017
10.23	Securities Purchase Agreement, dated September 25, 2017, among the Registrant and the investors identified therein	8-K	001-36467	10.1	9/29/2017
10.24	Registration Rights Agreement, dated September 28, 2017, among the Registrant and the investors identified therein	8-K	001-36467	10.2	9/29/2017
10.25	Warrant Exercise Agreement, dated as of December 19, 2017, by and between the Registrant and Grayboard Investments, Ltd.	8-K	001-36467	10.1	12/26/2017
10.26*	Amended and Restated Severance and Change in Control Agreement, dated as of December 21, 2017, by and between the Registrant and George B. Holmes	8-K	001-36467	10.2	12/26/2017
21.1	List of Subsidiaries	10-K	001-36467	21.1	3/30/2017
23.1	Consent of Crowe Horwath LLP					X
24.1	Power of Attorney (included on signature page)	10-K	001-36467	24.1	2/28/2018
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36467	32.1	2/28/2018
101.INS	XBRL Instance Document	10-K	001-36467	101.INS	2/28/2018
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36467	101.SCH	2/28/2018
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36467	101.CAL	2/28/2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36467	101.DEF	2/28/2018
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-36467	101.LAB	2/28/2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36467	101.PRE	2/28/2018

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

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

Dated: March 16, 2018	Resonant Inc.

	By:	/s/ Jeff Killian
Jeff Killian
Chief Financial Officer
(Principal Financial Officer)

S-1