Form 10-Q
period 2018-03-31
Resonant Inc
filed 2018-05-10
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

As of May 9, 2018, the issuer had 26,650,166 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2017	March 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,524,000	$7,767,000
Accounts receivable	50,000	145,000
Prepaid expenses and other current assets	536,000	523,000
Restricted cash	100,000	—
Investments held-to-maturity	—	25,085,000
TOTAL CURRENT ASSETS	20,210,000	33,520,000

PROPERTY AND EQUIPMENT
Property and equipment	3,212,000	3,399,000
Less: Accumulated depreciation and amortization	(1,858,000)	(2,019,000)
PROPERTY AND EQUIPMENT, NET	1,354,000	1,380,000

NONCURRENT ASSETS
Intangible assets, net	1,353,000	1,381,000
Goodwill	824,000	842,000
Deferred income taxes	—	3,000
Other assets	19,000	19,000
TOTAL OTHER NONCURRENT ASSETS	2,196,000	2,245,000
TOTAL ASSETS	$23,760,000	$37,145,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$708,000	$900,000
Accrued expenses	314,000	140,000
Accrued salaries and payroll related expenses	1,936,000	1,265,000
Customer deposits	—	130,000
Deferred revenue, current	143,000	148,000
TOTAL CURRENT LIABILITIES	3,101,000	2,583,000
LONG-TERM LIABILITIES
Deferred rent	10,000	13,000
Deferred income taxes	1,000	—
TOTAL LIABILITIES	3,112,000	2,596,000

Commitments and contingencies (Note 9)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 19,511,276 outstanding as of December 31, 2017, and 25,668,293 outstanding as of March 31, 2018	20,000	26,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of December 31, 2017 and March 31, 2018	—	—
Additional paid-in capital	88,447,000	107,973,000
Accumulated other comprehensive income (loss)	(7,000)	14,000
Accumulated deficit	(67,812,000)	(73,464,000)
TOTAL STOCKHOLDERS’ EQUITY	20,648,000	34,549,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,760,000	$37,145,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2018
REVENUES	$156,000	$157,000

OPERATING EXPENSES
Research and development	2,240,000	3,254,000
General and administrative	2,844,000	2,665,000
TOTAL OPERATING EXPENSES	5,084,000	5,919,000
NET OPERATING LOSS	(4,928,000)	(5,762,000)

OTHER INCOME, NET
Interest and investment income	9,000	48,000
Other expense	—	(2,000)
TOTAL OTHER INCOME, NET	9,000	46,000

LOSS BEFORE INCOME TAXES	(4,919,000)	(5,716,000)
Benefit from income taxes	(25,000)	—
NET LOSS	$(4,894,000)	$(5,716,000)

Foreign currency translation adjustment, net of tax	18,000	(21,000)
COMPREHENSIVE LOSS	$(4,876,000)	$(5,737,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.37)	$(0.28)
Weighted average shares outstanding — basic and diluted	13,393,190	20,176,372

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	19,511,276	$20,000	$88,447,000	$(67,812,000)	$(7,000)	$20,648,000
Cumulative effect due to adoption of new accounting standard, net of taxes	—	—	—	64,000	—	64,000
Vesting of restricted stock units	184,818	—	—	—	—	—
Stock-based compensation	—	—	1,108,000	—	—	1,108,000
Sales of common stock, net of offering costs	5,714,286	6,000	18,375,000	—	—	18,381,000
Exercise of warrants	15,000	—	43,000	—	—	43,000
Common stock issued in exchange for warrants	242,913	—	—	—	—	—
Net loss	—	—	—	(5,716,000)	—	(5,716,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	21,000	21,000
Balance, March 31, 2018	25,668,293	$26,000	$107,973,000	$(73,464,000)	$14,000	$34,549,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,894,000)	$(5,716,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,000	195,000
Deferred tax benefit	(26,000)	—
Stock-based compensation	693,000	963,000
Non-cash patent write-off	—	8,000
Changes in assets and liabilities:
Accounts receivable	11,000	(95,000)
Prepaids and other current assets	(63,000)	80,000
Restricted cash	—	(100,000)
Other assets	(14,000)	—
Accounts payable	123,000	403,000
Accrued expenses	43,000	(79,000)
Accrued salaries and payroll related expenses	(8,000)	(526,000)
Customer deposits	—	130,000
Deferred revenue	(36,000)	—
Deferred taxes	(7,000)	3,000
Deferred rent	—	(3,000)
Net cash used in operating activities	(3,990,000)	(4,737,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(233,000)	(519,000)
Expenditures for patents and domain names	(125,000)	(43,000)
Redemption of investments held-to-maturity	4,747,000	—
Purchase of investments held-to-maturity	—	(24,985,000)
Net cash provided by (used in) investing activities	4,389,000	(25,547,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from private placement offering	7,471,000	—
Net proceeds from the sale of common stock from underwritten public offering	—	18,381,000
Proceeds from exercise of warrants	—	43,000
Net cash provided by financing activities	7,471,000	18,424,000
Effects of exchange rates on cash, cash equivalents and restricted cash	3,000	3,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,873,000	(11,857,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,184,000	19,624,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$13,057,000	$7,767,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1,000	$3,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock in settlement of liability	$119,000	$—
Stock options issued in settlement of liability	$332,000	$—
Restricted stock units issued in settlement of liability	$—	$436,000
Prepaids included in accounts payable	$43,000	$—
Property and equipment included in accounts payable	$3,000	$8,000
Patents included in accounts payable	$36,000	$35,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	Three months ended March 31,
	2017	2018
Cash and cash equivalents	$12,957,000	$7,767,000
Restricted cash	100,000	—
Total cash, cash equivalents and restricted cash	$13,057,000	$7,767,000

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
We have created an innovative software, intellectual property, or IP, and services platform that has the ability to increase designer efficiency, reduce the time to market and lower unit costs in the designs of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end, or RFFE, is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  The software platform we are developing is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  Our ISN® platform allows us to develop unique, custom designs that address the increasing complexity of the RFFE due to carrier aggregation (the combining of multiple frequencies into a single data stream to increase throughput through higher data rates), or CA, by both reducing the size of the filter and improving performance.  Our goal is to utilize our ISN® platform to support our customers in reducing their time to develop complex filter and module designs, to access new classes of filter designs, and to do it more cost effectively. Additionally, our ISN® platform has allowed us to expand our customer focus beyond just filter manufacturers by enabling a new class of customer - fabless filter manufacturers. These companies do not have their own internal filter fabrication facility, or Fab, and typically already would be supplying other products in the RFFE to the OEMs and as a result do not require a protracted, new vendor, qualification process in order to supply parts. It is through our existing customer relationships that we are able to facilitate these third-party Fab relationships, that leverage our ISN® tools to deliver cutting edge filter designs to these fabless filter customers.
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
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At December 31, 2017 and March 31, 2018, we had incurred accumulated losses of $67.8 million and $73.5 million, respectively. The losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.

Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of March 31, 2018 consists of existing cash and cash equivalents of $7.8 million. Additionally, we have $25.1 million in investments, which includes $18.4 million of net proceeds we raised in the first quarter of 2018 in an underwritten public offering of common stock. In April 2018, we completed the sale of the overallotment of shares in the underwritten public offering, resulting in additional net proceeds of $2.8 million. In the first three months of 2018, we used approximately $5.2 million in cash and investments. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, in the absence of material revenues, will provide sufficient funding for planned operations into the second half of 2019. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates—The accompanying condensed consolidated financial statements at March 31, 2018 and for the three months ended March 31, 2017 and 2018 are unaudited, but include all adjustments, consisting of normal recurring entries, that management believes to be necessary for a fair presentation of the periods presented. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2017 have been derived from our audited consolidated financial statements as of that date.

The condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.

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

 Restricted Cash—Restricted cash at December 31, 2017 consisted of a $100,000 certificate of deposit with a financial institution, which served as collateral for our corporate credit cards. During the quarter ended March 31, 2018 we terminated the corporate credit card program for which the certificate of deposit was held as collateral and thus the restriction was lifted. We have no restricted cash balances as of March 31, 2018.

Investments—Securities held-to-maturity: Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment/debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.
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

From January through March 2017, we invested in commercial papers and certificates of deposit that were classified as held-to-maturity. As of March 31, 2017, all of the investments had matured and there were no investments classified as held-to-maturity. During the quarter ended March 31, 2017, we recorded investment income of $8,000 associated with the investments that matured during the quarter.

During the first quarter of 2018, we invested in U.S. Treasury bills and a certificate of deposit that were classified as investments held-to-maturity. Additionally, we maintained money market fund balances that were classified as cash and cash equivalents. As of March 31, 2018, the amortized cost value and fair value are $25.1 million with zero unrealized gain or loss. The U.S. Treasury bills, totaling $25.0 million mature in April 2018 and the certificate of deposit for $100,000 matures in January 2019. We have not recognized an other-than-temporary impairment gain or loss or a comprehensive gain or loss-to-date. For the three months ended March 31, 2018, we recorded interest and investment income of $48,000 associated with our cash and investment accounts.

Fair Value of Financial Instruments—We measure certain financial assets and liabilities at fair value based on the exit price notion, or price that would be received for an asset or paid to transfer a liability, in an orderly transaction between the market participants at the measurement date. The carrying amounts of our financial instruments, including cash equivalents, restricted cash, investments held-to-maturity, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at December 31, 2017 and March 31, 2018.
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

Intangible Assets, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At December 31, 2017 and March 31, 2018, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Goodwill—At December 31, 2017 and March 31, 2018, goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Revenue Recognition—As of January 1, 2018, we recognize revenue in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.

Revenue is recognized upon the transfer of control of promised goods or services to the customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue consists primarily of fees received in connection with filter design projects with customers. Our performance obligation is to design a licensable filter in accordance with customer specifications. The license of the completed design is considered part of this performance obligation as the design and licensing of the filter are highly interdependent. We recognize revenue over the course of the design development phase as our customers are able to benefit from our design services as they are provided, primarily by marketing the in-process design to their customers. We recognize revenue from our design services based on efforts expended to date. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate.

In most cases, our design services are performed over a period of six to twelve months. Contracts generally include upfront non-refundable fees, intended to support our initial engineering product development efforts, as well as milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive. At contract inception, we assess the likelihood of achieving milestones to estimate the total consideration we believe we will receive for our services. Our design service contracts also include a functional license over the completed design, which enables our customer to use our design in products marketed to their customers. We also earn royalties for each product shipped by our customer that incorporates one of our designs. Royalty fees are recorded upon shipment by our customer, and payment is generally due within 30 days.

We record the expenses related to these projects in the periods incurred and they are generally included in research and development expense.

During the three months ended March 31, 2017 and March 31, 2018, we recorded revenue of $156,000 and $157,000, respectively. As of March 31, 2018, we have recorded $148,000 in deferred revenue. See Note 3- Revenue Recognition, for further details.

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

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Three Months Ended March 31,
	2017	2018
Common stock warrants	4,491,568	3,465,256
Common stock options	904,798	1,080,152
Non-vested restricted stock unit awards	1,401,903	1,555,769
Total shares excluded from net loss per share attributable to common stockholders	6,798,269	6,101,177

Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2017 and March 31, 2018, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three months ended March 31, 2017 and March 31, 2018, respectively.

We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.

Reclassifications—Certain amounts in the condensed consolidated statement of operations for the three months ended March 31, 2017 have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2017. We adopted Topic 606 as of January 1, 2018 using the modified retrospective method. See Note 3 - Revenue Recognition, for further details.

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

Restricted Cash - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these standards in the first quarter of 2018 utilizing the retrospective transition method.

Financial Instruments - Overall - In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which provides significant update to the recognition, measurement, presentation and disclosures of financial instruments. The amendments in the update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This guidance became effective for us, and was adopted, on January 1, 2018. The impact of this guidance primarily related to disclosures around our investments held-to-maturity, which are recorded at amortized cost value and subject to fair value disclosures. The guidance requires us to disclose the fair value of the financial instruments using the exit price notion, which is the price that would be received in a sale of the asset in an orderly transaction between the market participants at the measurement date. The required disclosures are included in Note 2 - Summary of Significant Accounting Polices.

NOTE 3—REVENUE RECOGNITION

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and all of the related amendments and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of the initial adoption as an adjustment to the opening balance of retained earnings. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of the guidance resulted in a change in the accounting for milestone payments. Previously, we recognized revenue upon the achievement of a milestone. Under ASC Topic 606, milestone payments are treated as variable consideration and included in the transaction price for our design services. The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 for the adoption of the new standard was as follows:

BALANCE SHEET	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
ASSETS
Prepaid expenses and other current assets	$536,000	$67,000	$603,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred Revenue, current	$143,000	$(3,000)	$140,000
Retained Earnings	$(67,812,000)	$64,000	$(67,748,000)

The following table summarizes the impact of the adoption on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Comprehensive Loss as of March 31, 2018:

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
BALANCE SHEET
ASSETS
Prepaid expenses and other current assets	$523,000	$496,000	$27,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue, current	$148,000	$137,000	$11,000
Accumulated deficit	$(73,464,000)	$(73,480,000)	$16,000

	March 31, 2018
	As Reported	Activity Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
STATEMENT OF COMPREHENSIVE LOSS
Revenue	$157,000	$205,000	$(48,000)
Net loss	$(5,716,000)	$(5,668,000)	$48,000

Our contracts with customers primarily relate to the design of filters for radio frequency, or RF, front-ends for the mobile device industry. Design service contracts generally include a modest upfront payment for the design services and a license over the completed design. We retain ownership of our designs, and therefore are also compensated for our design services through royalties based on sales of RFFE filters that incorporate our designs.  We currently do not manufacture or sell any physical products or operate as a contract design company developing designs for a fee. Except for the royalty fees that are recognized as revenue upon use of one of our designs, we recognize revenue related to our design services over the estimated design completion time, on a straight-line basis, as the services are performed. The design development period is typically less than one year.

Other Judgments and Assumptions - We apply the practical expedients available in ASC 606 to not disclose information about 1) remaining performance obligations that have original expected durations of one year or less and 2) variable consideration that is a sales-based or usage-based royalty.

Royalty Revenue- Upon completion of design services, our customers retain a license over the completed design. The license will typically last for a minimum of two years, and in many cases for the life of the design. Royalties are sales-based, and we recognize royalty revenue upon shipment, by our customer, of products that include our licensed design. In some cases, we will receive a reduced royalty amount due to value add, or other taxes, associated with the royalty. Taxes related to royalties are netted against revenues.

Contract Assets - Contract assets, other than accounts receivable, consist of unbilled revenue and generally arise when revenue is recognized on a contract whose transaction price includes an estimate of variable consideration from milestone payments. We do not have material amounts of contract assets as we have relatively few contracts, only modest design service fees and a small number of contracts containing milestone payments. Contract asset balances are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet.

Contract Liabilities - Our contract liabilities consist of customer deposits and deferred revenue. We classify contract liabilities as current or noncurrent based on the timing of when we expect to recognize revenue. Generally, our contract liabilities are expected to be recognized in one year or less. Customer deposits and deferred revenue are separately stated in our Condensed Consolidated Balance Sheet.

Summary of changes in contract assets and liabilities for the period from January 1, 2018 to March 31, 2018:

Contract asset
Contract asset, January 1, 2018	$67,000
Contract assets at beginning of year transferred to accounts receivable	(42,000)
Contract assets recorded on contracts during the period	2,000
Contract asset, March 31, 2018	$27,000

Contract liability
Contract liability, January 1, 2018	$140,000
Recognition of revenue included in beginning of year contract liability	(72,000)
Contract liability, net of revenue recognized on contracts during the period	208,000
Foreign currency translation	2,000
Contract liability, March 31, 2018	$278,000

The following table presents our disaggregated revenues for the period from January 1, 2018 to March 31, 2018:

Three Months Ended March 31,2018
Revenue by geographic region:
United States	$137,000
Switzerland	20,000
Total revenue	$157,000

Revenue by source:
Design services	$107,000
Royalties	50,000
Total revenue	$157,000

NOTE 4—WARRANTS

From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

Bridge Warrants

In January and March 2013, as an inducement to make bridge loans to the company, our founders received warrants to purchase a total of 124,998 units of Resonant LLC (the form of the Company at that time) at an exercise price of $0.40 per unit for a period of five years. We refer to these warrants as Bridge Warrants. On June 17, 2013, in connection with our acquisition of all of the outstanding membership interests of Resonant LLC in an exchange transaction, the founders exchanged their Bridge Warrants to purchase an aggregate of 124,998 Class B units of Resonant LLC for Bridge Warrants to purchase an aggregate of 249,999 shares of our common stock at an exercise price of $0.20 per share. All other terms of the Bridge Warrants remained the same. In January 2018, we entered into an agreement with our founders to exchange all of the warrants for an amount of shares that would equal the number of shares they would have received if exercised under a cashless exercise. The effect of exchanging the warrants for shares of our common stock was considered a modification of the award which required us to record expense for the excess of the fair value of the common stock issued over the fair value of the exchanged warrants. On the date of the exchange the fair value of the warrants were determined to be $1.6 million and the fair value of the shares of common stock issued were $1.6 million. There was a difference in fair value of $2,000 which was recorded to general and administrative expenses during the quarter ended March 31, 2018.

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

On December 19, 2017, we entered into a Warrant Exercise Agreement with the holder of Private Placement Warrants - February 2017 to induce the exercise of the 1,626,898 warrants in full. Pursuant to the agreement, the warrant holder exercised in full the warrant and purchased 1,626,898 shares of our common stock at an exercise price of $8.25 per share, for an aggregate exercise price of approximately $13.4 million and we paid the warrant holder an inducement fee of approximately $6.7 million, which resulted in net proceeds to us of $6.7 million. The inducement offer included in the Warrant Exercise Agreement was considered a modification to the warrant upon acceptance by the warrant holder. Upon modification of the warrant we were required to remeasure the warrant. We estimated the fair value of the Private Placement Warrants - February 2017 immediately prior to modification at $4.1 million using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $8.18 per share, time to maturity of 1.67 years, volatility of 60%, zero expected dividend rate and risk free rate of 1.78%. We estimated the fair value of the Private Placement Warrants - February 2017 upon modification at $6.7 million using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $8.18 per share, time to maturity of 1 day, volatility of 10%, zero expected dividend rate and risk free rate of 1.25%. The change in fair value was $4.1 million, and when combined with the cash inducement of $6.7 million, resulted in $2.6 million of expense, which was recorded as warrant inducement expense during the year ended December 31, 2017.

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

Placement Agent Warrants - 2017

In addition to the Private Placement Warrants - September 2017 issued in connection with our private placement sale of 1,976,919 shares of our common stock, we also issued to the placement agent, warrants to purchase a total of 98,846 shares of our common stock at an exercise price of $4.85 per share. Upon closing of the first tranche on September 28, 2017, we issued 87,279 warrants, and upon closing the second tranche, we issued 11,567 warrants. The warrants are exercisable for a period commencing 6 months and ending 36 months after the closing of the financing. Collectively, we refer to these warrants as Placement Agent Warrants - 2017. We estimated the fair value of the Placement Agent Warrants - 2017 at $174,000 using the Black-Scholes option valuation model with the following assumptions: market prices of the stock of $4.49 per share for the first tranche and $4.69 per share for the second tranche, time to maturity of 3 years, volatility of 60%, zero expected dividend rate and risk free rates of 1.59% for the first tranche and 1.63% for the second tranche. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet

A roll-forward of warrant share activity from January 1, 2017 to March 31, 2017 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2017	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2017
Bridge Warrants	249,999	—	—		249,999
Consulting Warrants	98,000	—	(41,889)	(1)	56,111
Financing Warrants	78,186	—	—		78,186
Underwriting Warrants	310,500	—	—		310,500
IR Consulting Warrants	48,000	—	—		48,000
Private Placement Warrants - 2016	1,995,124	—	(9,000)	(2)	1,986,124
Underwriting Warrants- Public Offering 2016	135,750	—			135,750
Private Placement Warrants - February 2017	—	1,626,898			1,626,898
	2,915,559	1,626,898	(50,889)		4,491,568

(1) During the three months ended March 31, 2017, there were 41,889 common stock warrants that were exercised through cashless exercises which resulted in 41,800 shares being issued.

(2) During the three months ended March 31, 2017, there were 9,000 common stock warrants that were exercised through cashless exercises which resulted in 3,510 shares being issued.

A roll-forward of warrant share activity from January 1, 2018 to March 31, 2018 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2018	Warrants Issued	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2018
Bridge Warrants	249,999	—	(249,999)	(1)	—
Consulting Warrants	12,223	—	—		12,223
Financing Warrants	62,530	—	—		62,530
Underwriting Warrants	310,500	—	—		310,500
IR Consulting Warrants	6,000	—	—		6,000
Private Placement Warrants - 2016	891,063	—	(15,000)	(2)	876,063
Underwriting Warrants - Public Offering 2016	122,175	—	—		122,175
Private Placement Warrants - September 2017	1,976,919	—	—		1,976,919
Placement Agent Warrants	98,846				98,846
	3,730,255	—	(264,999)		3,465,256

(1)
During the three months ended March 31, 2018, there were 249,999 warrants that were exchanged for 242,913 shares of common stock in an exchange transaction where the warrant holders exchanged the warrants for the same number of shares they would have been entitled to in a cashless exercise.

(2)	During the three months ended March 31, 2018, there were 15,000 warrants exercised for cash.
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

On March 27, 2018, we completed the sale of 5,714,286 shares of common stock at a price of $3.50 per share in an underwritten public offering. Gross proceeds were $20.0 million with net proceeds of $18.4 million after deducting underwriter fees and offering expenses. The shares were issued pursuant to a shelf registration statement that we filed with the SEC, which became effective in May 2016. On April 6, 2018, following exercise by the underwriter of its overallotment option, we sold an additional 857,142 shares at a price of $3.50, resulting in gross proceeds of $3.0 million and net proceeds of $2.8 million after deducting underwriter fees and offering expenses.

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

Stock Options to Employees and Non-Employees

During the three months ended March 31, 2017, we granted incentive stock options for the purchase of 150,880 shares of our common stock to our employees. The stock options have an exercise price range of $4.36 per share to $4.37 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $397,000, utilizing the Black-Scholes option valuation model.

During the three months ended March 31, 2018, we granted incentive stock options for the purchase of 37,500 shares of our common stock to our employees. The stock options have an exercise price range of $5.01 per share to $5.96 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $141,000, utilizing the Black-Scholes option valuation model.

We estimated the fair value of stock options awarded during the three months ended March 31, 2017 and 2018 using the Black-Scholes option valuation model. The fair values of stock options granted for the periods were estimated using the following assumptions:

	Stock Option Grants Awarded During the Three Months Ended March 31, 2017	Stock Option Grants Awarded During the Three Months Ended March 31, 2018
Stock Price	$4.36 to $4.37	$5.01 to $5.96
Dividend Yield	0.00%	0.00%
Expected Volatility	60%	70%
Risk-free interest rate	2.09% - 2.14%	2.50% - 2.61%
Expected Life	7 years	7 years

Stock-based compensation expense related to stock options for employees was $131,000 and $105,000 for the three months ended March 31, 2017 and 2018, exclusive of options issued in connection with our incentive programs which are discussed below. For all employee stock options, we estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. During the three months ended March 31, 2017 and 2018, we applied a forfeiture rate of six percent, which is reflected in our stock-based compensation expense related to stock options.
              In January 2017, we modified certain stock options previously granted to a former executive. The modification was made in connection with the executive’s termination. The modification included accelerated vesting of stock options to purchase 8,752 shares of common stock as well as an extension of the exercise period for all vested shares, including stock options to purchase 17,504 shares of common stock. As a result of the modification, additional stock compensation expense of $19,000 was recognized for the three months ended March 31, 2017. There was no expense related to the modification during the three months ended March 31, 2018.
     For stock options paid in consideration of services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50. Non-employee stock option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these stock options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of stock options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options are fully vested. Stock-based compensation expense related to stock options for consultants was $3,000 and $2,000 for the three months ended March 31, 2017 and 2018, respectively, exclusive of options issued in connection with our incentive programs which are discussed below.

Stock Option Award Activity

The following is a summary of our stock option activity during the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2018	1,082,490	$4.87	$3.00	8.38
Granted	37,500	5.57	3.77	9.83
Exercised	—	—	—	—
Canceled / Forfeited	(39,838)	4.56	2.74	—
Outstanding, March 31, 2018	1,080,152	$4.90	$3.03	8.03

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2018	704,303	$5.08	$3.17	8.15
Vested	37,470	4.73	2.86	7.84
Exercised	—	—	—	—
Canceled / Forfeited	—	—	—	—
Exercisable, March 31, 2018	741,773	$5.06	$3.15	7.72

The following table presents information related to stock options outstanding and exercisable at March 31, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.93 – $2.00	149,000	7.85	74,512
$3.83 – $4.70	492,724	8.83	356,640
$5.01 – $6.00	278,128	6.23	201,889
$6.18 – $7.20	70,000	6.52	45,321
$7.54 – $7.80	67,800	6.75	46,058
$8.06 – $12.98	22,500	6.80	17,353
	1,080,152	7.72	741,773

As of March 31, 2018, there was $846,000 of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The aggregate intrinsic values of outstanding stock options and vested stock options as of March 31, 2018 were $178,000 and $91,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on March 31, 2018 of $3.19 per share.

 Restricted Stock Units Activity

We account for restricted stock units issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. During the three months ended March 31, 2017 and 2018 we recorded $559,000 and $566,000, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date.
 In January 2017, we modified certain restricted stock units previously granted to a former executive. The modification was made in connection with the executive’s termination. The modification included accelerated vesting of 8,815 units which resulted in additional stock compensation expense of $36,000 for the three months ended March 31, 2017. There was no expense related to the modification during the three months ended March 31, 2018.
A summary of restricted stock unit activity for the three months ended March 31, 2018 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2018	1,476,858	$4.96
Granted	270,528	6.08
Vested	(184,818)	5.32
Forfeited	(6,799)	4.98
Outstanding at March 31, 2018	1,555,769	$5.11

As of March 31, 2018, there was $5.5 million of unrecognized compensation expense related to unvested employee restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.3 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Market-based Awards

In August 2016, we granted 250,000 market-based restricted stock units to an executive. The restricted stock units are subject to market-based vesting requirements, measured quarterly, based on the average of (a) the average high daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter and (b) the average low daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter, each as reported by The Nasdaq Stock Market, LLC. The restricted stock units are eligible to be earned on a quarterly basis based on a linear interpolation of the applicable share price, or in the case of a liquidation event, on the day of (or in connection with) such liquidation event based on the applicable transaction price. Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2019. We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. The share price on the date of issuance was $5.06 per share. For the three months ended March 31, 2017, and 2018, we recognized $7,000 and $6,000, respectively, of stock compensation expense in connection with this award, which is included in general and administrative expenses. The unamortized expense related to this award is $35,000 and is expected to be recognized over 1.5 years.

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

2017 Incentive Bonus Program

During 2017, our employees and executives participated in the 2017 Incentive Bonus Program. The program provided for the award of quarterly and annual bonuses to our employees and executive officers if certain performance goals, based on company-wide billings, expenses and certain other individual non-monetary targets, were attained in quarterly and annual performance periods during our 2017 fiscal year.  The awards contained a combination of service conditions and performance conditions based on the achievement of specified performance thresholds. The awards were based on each individual’s annual salary multiplied by a bonus multiplier percentage which had been determined by our compensation committee. The plan also allowed for additional discretionary awards to non-executive employees up to 10% of the total base salaries of non-executive employees. Additionally, the annual bonus, as it related to executive employees, was subject to the achievement of certain stock price thresholds for the 10 trading days ending on the last trading day of 2017. The bonuses were to be paid in the form of cash, stock options, restricted stock, or a combination thereof. The number of shares underlying equity awards granted to each employee were determined based on the performance bonus amount to be paid in equity, based in part by utilizing the stock price on the grant date. We recognized compensation expense for the total amount of the bonuses earned during the period earned. For the three months ended March 31, 2017, we recorded a total of $415,000 of expense related to the 2017 incentive bonus plan as the performance conditions were achieved. Included in the expense for 2017 was $306,000 related to quarterly awards which were paid one-half in the form of restricted stock units and one-half in cash. A total of $153,000 was recorded as stock compensation expense, which represented the grant date fair value of the restricted stock units awarded. Of the total expense recorded for the three months ended March 31, 2017, $224,000 is included in research and development expenses and $191,000 is included in general and administrative expenses. There was no expense for the quarter ended March 31, 2018 in connection with this program.

2017 Non-executive Bonus Program

Effective July 1, 2017, our non-executive employees participated in the 2017 Non-executive Bonus Program. The program provided for the award of up to 300,000 restricted stock units to be awarded to non-executive employees and consultants based upon the achievement of certain performance conditions before the end of the year. Vesting of the restricted stock units were subject to continued service over the vesting period. Based on the achievement of performance conditions, 180,528 restricted stock units were granted on January 25, 2018. The awards vest in four tranches with 25% of the shares vesting on each April 1, 2018, 2019, 2020 and 2021. For the three months ended March 31, 2018, we recorded $87,000 of stock compensation expense related to the 2017 Non-executive Bonus Program of which $70,000 and $17,000 is included in research and development expenses and general and administrative expenses, respectively. There was no expense recorded for the three months ended March 31, 2017 as the program had not yet been adopted.

2018 Incentive Bonus Program

During 2018, our employees and executives, exclusive of the CEO, are participating in the 2018 Incentive Bonus Program. The program provides for the award of quarterly and annual bonuses to our employees and executive officers if certain performance goals, based on company-wide billings, expenses and certain other individual non-monetary targets, are attained in quarterly and annual performance periods during our 2018 fiscal year.  The awards contain a combination of service conditions and performance conditions based on the achievement of specified performance thresholds. The awards are based on each individual’s annual salary multiplied by a bonus multiplier percentage which has been determined by our compensation committee. The plan also allows for additional discretionary awards to non-executive employees up to 10% of the total base salaries of non-executive employees. The bonuses will be paid in the form of cash, stock options, restricted stock, or a combination thereof. The number of shares underlying equity awards granted to each employee will be determined based on the performance bonus amount to be paid in equity, divided by our closing stock price on the grant date. We recognized compensation expense for the total amount of the bonuses earned during the period earned. For the three months ended March 31, 2018, we recorded a total of $604,000 of expense related to the 2018 incentive bonus plan as the performance conditions were achieved. Included in the expense for 2018 was $291,000 related to quarterly awards which will be paid in the form of restricted stock units, which are expected to be granted in May 2018 and will vest immediately. A total of $313,000 was recorded as compensation expense and primarily represents an accrual for the annual component of the bonus program. The accrual is included in accrued salaries and payroll related expenses as of March 31, 2018. Of the total expense recorded for the three months ended March 31, 2018, $390,000 is included in research and development expenses and $214,000 is included in general and administrative expenses. There was no expense for the quarter ended March 31, 2017 in connection with this program as the program was not in place at that time.

2018 CEO Incentive Bonus Program

During 2018, our CEO is participating in the 2018 CEO Incentive Bonus Program. The program provides for the award of an annual bonus to our CEO if certain performance goals, based on company-wide billings and expenses are attained in the annual performance period during our 2018 fiscal year. Additionally, the annual bonus is subject to the achievement of certain stock price thresholds for the 10 trading days ending on December 19, 2018. We recognize compensation expense for the total amount of the bonus earned during the period earned. For the three months ended March 31, 2018, we recorded $41,000 of compensation expense related to the 2018 CEO incentive bonus program as certain of the achievements of the performance conditions were considered probable. The expense was included in general and administrative expenses.

Total equity-based compensation costs recorded in the condensed consolidated statements of operations is allocated as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018
Research and development
Employees	$226,000	$536,000
Non-employees	26,000	(5,000)
Total research and development	252,000	531,000

General and administrative
Employees and directors	367,000	407,000
Non-employees	74,000	25,000
Total general and administrative	441,000	432,000

Total equity-based compensation	$693,000	$963,000

NOTE 7—INCOME TAXES

The Company reported net income tax expense of $0 for the quarter ended March 31, 2018 and net income tax benefit of $25,000 for the quarter ended March 31, 2017. The effective tax rate for March 31, 2018 and 2017 differed from the statutory rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets.

NOTE 8—RELATED PARTY TRANSACTIONS

In August 2016, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide engineering design and fabrication advisory services for an hourly rate, with total payments not to exceed $120,000 during any twelve-month period. During the three months ended March 31, 2017, we incurred expenses of $26,000 in connection with the consulting agreement. The agreement was terminated effective April 1, 2017. There was no expense for the three months ended March 31, 2018.
NOTE 9— COMMITMENTS AND CONTINGENCIES

Commitments—In October 2013, we signed a lease for new office space for our corporate headquarters, and moved into the new location in the first quarter of 2014. The lease had a term of 38 months and a rental cost of approximately $5,412 per month, increasing 3% annually after the first fourteen months. In addition, our share of building operating costs were estimated to be $2,101 per month. In April 2014, we amended the lease to add additional space which increased our rent to $8,286 per month beginning August 1, 2014 plus estimated monthly operating costs of $3,154 and extended the lease term through July 2017. We had a renewal option for an additional 3 year term. The original lease included a tenant improvement allowance of $72,160 and the amended lease included an additional tenant improvement allowance of $38,320. The allowances were used to construct our office build-out and have been capitalized as leasehold improvements as of December 31, 2016 and 2017. The capitalized costs are being amortized over the amended lease term through July 2017. Effective April 2017, we amended the lease to add additional space and to extend our lease term through July 2018, with an option to extend through July 2019. With the amendment, the total leased space is now 9,024 square feet with monthly rent of $14,479 through July 31, 2017 and $13,987 from August 1, 2017 through the end of the lease, plus estimated monthly operating costs of approximately $7,000. In May 2018, we entered into an agreement with the landlord to extend the lease for one month, through August 2018 with no change to the amount of rent or other payments due under the lease. We are currently negotiating a lease for a larger office space in the same area, which we expect to complete by the end of May 2018. We expect our rent payments to increase as a result of the new lease.

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

Rent expense related to our facilities and equipment for the three months ended March 31, 2017 and 2018 was $89,000 and $142,000, respectively.

Legal Proceedings—We are occasionally involved in legal proceedings and other matters arising from the normal course of business.
On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California. The plaintiff alleges that certain of our officers and directors breached their fiduciary duties to us, including by allegedly violating the federal securities laws and exposing us to possible financial liability.
The parties to the shareholder derivative action have reached a settlement that, if approved by the court, will fully resolve plaintiff’s claims and provide for the release of all claims asserted in the litigation. On February 1, 2018, the court entered an order granting preliminary approval of the settlement. A motion for final approval of the settlement is currently pending. We can make no assurances that the court will grant final approval of the settlement. The settlement amount is not material.
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
Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of March 31, 2017 and 2018, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three months ended March 31, 2017 and 2018, respectively, with respect to litigation or loss contingencies.
NOTE 10—SUBSEQUENT EVENTS

In connection with the underwritten public offering completed on March 27, 2018, we granted the underwriters the 30-day option to purchase up to an additional 857,142 shares of our common stock at the same price per share as the underwriters paid for the initial shares to cover over-allotments. The underwriters exercised the over-allotment option in full, and on April 6, 2018, we completed the sale of an additional 857,142 shares at a price of $3.50, resulting in gross proceeds of $3.0 million and net proceeds of $2.8 million after deducting underwriter fees and offering expenses. As a result, the company increased the aggregate shares sold in the public offering to 6,571,428 shares and aggregate gross proceeds from the offering to approximately $23.0 million and net proceeds of $21.2 million after deducting underwriter fees and offering expenses.

In May 2018, we entered into an agreement with the landlord at our corporate headquarters to extend our lease for one month, through August 2018, with no change to the amount of rent or other payments due under the lease. We are currently negotiating a lease for a larger office space in the same area, which we expect to complete by the end of May 2018. We expect our rent payments to increase as a result of the new lease.

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
As of March 31, 2018, we have 52 employees and use the services of several outside consultants. Of our employees, 39 are engaged in research and development and 13 in general and administrative activities.
Our patent portfolio at March 31, 2018 is comprised of more than 150 issued and pending patents.
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  We have incurred accumulated losses totaling $73.5 million from inception through March 31, 2018.  Our losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and operating costs including those related to financings and being a public company.  We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves developing and licensing custom filter designs.
     Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of March 31, 2018 consists of existing cash and cash equivalents of $7.8 million. Additionally, we have $25.1 million in investments, which includes $18.4 million of net proceeds we raised in the first quarter of 2018 in an underwritten public offering of common stock. In April 2018, we completed the sale of the overallotment of shares in the underwritten public offering, resulting in additional net proceeds of $2.8 million. In the first three months of 2018, we used approximately $5.2 million in cash and investments. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, in the absence of material revenues, will provide sufficient funding for planned operations into the second half of 2019. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the accounting policy for revenue recognition that was updated as a result of adopting ASU No. 2014-09, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Issued and Adopted Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2018

Revenues. For the three months ended March 31, 2017, revenues consist of the recognized portion of amounts received from customers for the development of our filter designs, milestone payments based on the achievement of specific milestones and royalties from shipments of our licensed designs. The revenues primarily related to upfront payments associated with our filter design development contracts which were recognized ratably over the estimated development period associated with that upfront payment. As of January 1, 2018, we adopted ASC 606, which required a change in the method for recognizing revenue from contracts with customers. We recorded an adjustment to accumulated deficit for the cumulative effect as of the date of adoption. For the three months ended March 31, 2018, under the new guidance revenues consist of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Additionally, we recognized royalty revenue related to sales by our customer of our licensed designs. For the three months ended March 31, 2017 and 2018, we recognized a total of $156,000 and $157,000, respectively, of revenue. The adoption of ASC 606 negatively impacted our revenue for the first quarter of 2018 by $48,000. Using the guidance in effect for 2017, our revenue would have been $205,000 for the first quarter of 2018. We expect revenues to continue to be recorded due to the $148,000 of deferred revenue we have recorded as of March 31, 2018. We also believe that based on the potential royalties from our license agreements, there may be future revenues recorded.

Research and Development.  Research and development expenses consist of the direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers. These consist primarily of the cost of employees and consultants, including stock-based compensation, and to a lesser extent costs for equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction. Research and development expenses increased $1.1 million from $2.2 million in the first quarter of 2017 to $3.3 million in the first quarter of 2018. The increases were the result of the increased payroll, benefit costs, travel and development costs related to increased activity on our various filter designs under development. We anticipate that our research and development expenses will continue to increase as a result of our planned growth.

General and Administrative Expenses. General and administrative expenses include salaries, stock-based compensation, taxes and employee benefits for the executives and administrative staff. It also includes expenses for corporate overhead such as rent for our facilities, travel expenses, telecommunications, investor relations, insurance, professional fees and business consulting fees. General and administrative expenses decreased $0.1 million, from $2.8 million in the first quarter of 2017 to $2.7 million in the first quarter of 2018. The overall decrease for the three month period includes increased expenses for outside consultant services, facilities rent and expenses paid in connection with our anticipated proxy contest which was settled in April 2018, offset by $400,000 of senior executive transition costs which occurred in the first quarter of 2017 and had no impact on the first quarter of 2018. We anticipate that our general and administrative expenses will likely continue to increase as a result of planned growth.

Interest and Investment Income.  Interest and investment income increased by $39,000 from $9,000 in the first quarter of 2017 to $48,000 in the first quarter of 2018, primarily due to increased cash and investment balances. We expect interest income to fluctuate in proportion to our cash and investment balances.

 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the first three months of 2018 our only tax liability was for minimum taxes in the States where we conduct business. With the acquisition of our foreign subsidiary, GVR, we are also responsible for income taxes in Switzerland related to the earnings of GVR. The benefit from income taxes recorded in the three months ended March 31, 2017 primarily represents the net change in deferred income taxes of GVR. For the three months ended March 31, 2018, the net amount of income taxes was zero as a result of $3,000 of expense related to minimum state income taxes, offset by a $3,000 benefit for the net change in deferred income taxes for GVR.

Liquidity and Capital Resources

Financing Activities

We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.

As of March 31, 2018, we have raised aggregate gross proceeds of $82.4 million through the use of loans, convertible debt and equity through an IPO, private placement financings and secondary offering of our common stock.
We had current assets of $33.5 million and current liabilities of $2.6 million at March 31, 2018, resulting in working capital of $30.9 million.  This compares to working capital of $10.8 million at March 31, 2017 and $17.1 million at December 31, 2017.  The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal source of liquidity as of March 31, 2018 consists of existing cash and cash equivalents of $7.8 million. Additionally, we have $25.1 million in investments, which includes $18.4 million of net proceeds we raised in the first quarter of 2018 in an underwritten public offering of common stock. In April 2018, we completed the sale of the overallotment of shares in the underwritten public offering, resulting in additional net proceeds of $2.8 million. In the first three months of 2018, we used approximately $5.2 million in cash and investments. Due to these conditions, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, in the absence of material revenues, will provide sufficient funding for planned operations into the second half of 2019. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Cash Flow Analysis

Operating activities used cash of $4.0 million in the first three months of 2017 and $4.7 million in the first three months of 2018.  The increase is primarily the result of increased payroll-related and travel costs associated with the increase in headcount as we have expanded our product development, business development and sales and marketing efforts.

Investing activities provided cash of $4.4 million in the first three months of 2017 and provided cash of $25.5 million in the first three months of 2018.  In 2017, the cash provided was a result of the redemptions of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents. In 2018, the cash used was a result of the purchase of investments held to maturity and cash used to purchase property and equipment and expenditures for patents.

Financing activities provided cash of $7.5 million in the first three months of 2017 as a result of the net proceeds from the sale of equity securities in a private placement financing completed in February 2017. Financing activities provided cash of $18.4 million in the first three months of 2018 as a result of the net proceeds from the sale of equity securities in an underwritten public offering completed in March 2018.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. While the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates.  As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2018. These changes include updated accounting policies affected by ASC 606, redesigned internal controls over financial reporting related to ASC 606, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation/continuing compliance of ASC 606 and ongoing contract review requirements.

Other than the change related to the adoption of ASC 606, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

Item 1.                                 Legal Proceedings

On September 24, 2015, a purported shareholder derivative action was filed in the United States District Court for the Central District of California. The plaintiff alleges that certain of our officers and directors breached their fiduciary duties to us, including by allegedly violating the federal securities laws and exposing us to possible financial liability.
The parties to the shareholder derivative action have reached a settlement that, if approved by the court, will fully resolve plaintiff’s claims and provide for the release of all claims asserted in the litigation. On February 1, 2018, the court entered an order granting preliminary approval of the settlement. A motion for final approval of the settlement is currently pending. We can make no assurances that the court will grant final approval of the settlement.
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
Item 1A.                        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors during the period ended March 31, 2018.

Item 5.                        Other Information

On May 7, 2018, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2018 Incentive Bonus Program for their performance during the first quarter of 2018. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on May 15, 2018.

Executive Officers	Number of RSU Shares
Jeff Killian	7,138
Robert Hammond	5,965
Neal Fenzi	2,421

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1	Settlement Agreement, dated April 1, 2018, among Resonant Inc., Park City Capital Offshore Master, Ltd., Park City Capital, LLC, and Michael J. Fox	8-K	001-36467	10.1	4/2/2018

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:	May 10, 2018	Resonant Inc.

		By:	/s/ Jeff A. Killian
Jeff A. Killian
Chief Financial Officer
(Principal Financial and Accounting Officer)