Form 10-Q
period 2019-03-31
Resonant Inc
filed 2019-05-08
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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
(805) 308-9803
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RESN	The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2019, the issuer had 28,089,324 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,691,000	$4,394,000
Investments held-to-maturity	6,477,000	16,863,000
Accounts receivable	49,000	165,000
Prepaid expenses and other current assets	409,000	364,000
TOTAL CURRENT ASSETS	15,626,000	21,786,000

PROPERTY AND EQUIPMENT
Property and equipment	3,901,000	3,784,000
Less: Accumulated depreciation and amortization	(2,015,000)	(1,797,000)
PROPERTY AND EQUIPMENT, NET	1,886,000	1,987,000

NONCURRENT ASSETS
Intangible assets, net	1,426,000	1,374,000
Restricted cash	211,000	211,000
Goodwill	808,000	817,000
Operating lease right-of-use assets	2,928,000	—
Other assets	68,000	69,000
TOTAL NONCURRENT ASSETS	5,441,000	2,471,000
TOTAL ASSETS	$22,953,000	$26,244,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$777,000	$695,000
Accrued expenses	275,000	464,000
Accrued salaries and payroll related expenses	1,453,000	1,835,000
Deferred revenue	204,000	271,000
Operating lease liabilities, current	134,000	—
TOTAL CURRENT LIABILITIES	2,843,000	3,265,000
LONG-TERM LIABILITIES
Deferred rent	—	81,000
Operating lease liabilities, net of current portion	2,919,000	—
TOTAL LIABILITIES	5,762,000	3,346,000

Commitments and contingencies (Note 10)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 47,000,000 authorized and 27,648,287 outstanding as of March 31, 2019, and 27,391,290 outstanding as of December 31, 2018	27,000	27,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	116,890,000	115,450,000
Accumulated other comprehensive loss	(25,000)	(15,000)
Accumulated deficit	(99,701,000)	(92,564,000)
TOTAL STOCKHOLDERS’ EQUITY	17,191,000	22,898,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,953,000	$26,244,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES	$134,000	$157,000

OPERATING EXPENSES
Research and development	4,386,000	3,254,000
Sales, marketing and administration	2,985,000	2,665,000
TOTAL OPERATING EXPENSES	7,371,000	5,919,000
NET OPERATING LOSS	(7,237,000)	(5,762,000)

OTHER INCOME (EXPENSE)
Interest and investment income	106,000	48,000
Other expense	(5,000)	(2,000)
TOTAL OTHER INCOME, NET	101,000	46,000

LOSS BEFORE INCOME TAXES	(7,136,000)	(5,716,000)
Provision for income taxes	1,000	—
NET LOSS	$(7,137,000)	$(5,716,000)

Foreign currency translation adjustment, net of tax	(10,000)	21,000
COMPREHENSIVE LOSS	$(7,147,000)	$(5,695,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.26)	$(0.28)
Weighted average shares outstanding — basic and diluted	27,547,931	20,176,372

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	27,391,290	$27,000	$115,450,000	$(92,564,000)	$(15,000)	$22,898,000
Vesting of restricted stock units	116,997	—	—	—	—	—
Stock-based compensation	—	—	1,040,000	—	—	1,040,000
Exercise of warrants	140,000	—	400,000	—	—	400,000
Net loss	—	—	—	(7,137,000)	—	(7,137,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	(10,000)	(10,000)
Balance, March 31, 2019	27,648,287	$27,000	$116,890,000	$(99,701,000)	$(25,000)	$17,191,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	19,511,276	$20,000	$88,447,000	$(67,748,000)	$(7,000)	$20,712,000
Vesting of restricted stock units	184,818	—	—	—	—	—
Stock-based compensation	—	—	1,108,000	—	—	1,108,000
Sales of common stock, net of offering costs	5,714,286	6,000	18,375,000	—	—	18,381,000
Exercise of warrants	15,000	—	43,000	—	—	43,000
Common stock issued in exchange for warrants	242,913	—	—	—	—	—
Net loss	—	—	—	(5,716,000)	—	(5,716,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	21,000	21,000
Balance, March 31, 2018	25,668,293	$26,000	$107,973,000	$(73,464,000)	$14,000	$34,549,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,137,000)	$(5,716,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,000	195,000
Stock-based compensation	1,354,000	963,000
Non-cash loss on disposal of assets	1,000	—
Non-cash investment income	(17,000)	—
Non-cash patent write-off	16,000	8,000
Changes in assets and liabilities:
Accounts receivable	116,000	(95,000)
Prepaid expenses and other current assets	(45,000)	80,000
Restricted cash	—	(100,000)
Operating lease right-of-use assets	55,000	—
Other assets	1,000	—
Accounts payable	69,000	403,000
Accrued expenses	11,000	(79,000)
Accrued salaries and payroll related expenses	(696,000)	(526,000)
Customer deposits	—	130,000
Operating lease liabilities	(11,000)	—
Deferred revenue	(67,000)	—
Net cash used in operating activities	(6,097,000)	(4,737,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(303,000)	(519,000)
Expenditures for patents and domain names	(105,000)	(43,000)
Redemption of investments held-to-maturity	19,359,000	—
Purchase of investments held-to-maturity	(8,956,000)	(24,985,000)
Net cash provided by (used in) investing activities	9,995,000	(25,547,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from underwritten public offering	—	18,381,000
Proceeds from exercise of warrants	400,000	43,000
Net cash provided by financing activities	400,000	18,424,000
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,000)	3,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,297,000	(11,857,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4,605,000	19,624,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$8,902,000	$7,767,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1,000	$3,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Restricted stock units issued in settlement of liability	$—	$436,000
Property and equipment included in accounts payable	$124,000	$8,000
Property and equipment included in accrued liabilities	$92,000	$—
Patents included in accounts payable	$23,000	$35,000
Patents included in accrued liabilities	$19,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
	2019	2018
Cash and cash equivalents	$8,691,000	$7,767,000
Restricted cash	211,000	—
Total cash, cash equivalents and restricted cash	$8,902,000	$7,767,000

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
We have created an innovative software, intellectual property, or IP, and services platform that we believe has the ability to increase designer efficiency, reduce the time to market and lower unit costs in the designs of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end, or RFFE, is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  The software platform we continue to develop is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.
We believe licensing our designs is the most direct and effective means of validating our ISN® platform and related IP libraries.  Our target customers make part or all of the RFFE.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RFFE filters that incorporate our designs.
Capital Resources and Liquidity
We use the net proceeds from the sales of our common stock for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes.
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At March 31, 2019 and December 31, 2018, we had incurred accumulated losses of $99.7 million and $92.6 million, respectively. The losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs as we continue to engage customers, increase the number of devices under design and build the infrastructure to support our anticipated growth.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of March 31, 2019 consist of existing cash, cash equivalents and investments totaling $15.2 million. In the three months ended March 31, 2019, we used approximately $6.5 million of cash and investments for operating activities, the purchase of property and equipment, and expenditures for patents. Due to these conditions, along with anticipated increases in expenses, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, in the absence of material revenues, will provide sufficient funding for planned operations into the second half of 2019. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to Securities and Exchange Commission, or SEC, rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2018 filed with the SEC on March 14, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash as of March 31, 2019 and December 31, 2018 consists of a $211,000 pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our corporate headquarters. See also Note 9- Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at March 31, 2019 and December 31, 2018.
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
Intangible Assets, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At March 31, 2019 and December 31, 2018, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as we no longer plan to pursue them. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—At December 31, 2018 and March 31, 2019, goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As of January 1, 2019, we have adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test.
 Revenue Recognition—We recognize revenue in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.
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
Upon completion of design services, our customers retain a license over the completed design. The license will typically last for a minimum of two years, and in many cases for the life of the design. Royalties are sales-based, and we recognize royalty revenue upon shipment, by our customer, of products that include our licensed design. Payment is generally due within 30 days.

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
Operating Leases—We lease office space and research facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions. As of January 1, 2019, we have adopted ASU No. 2016-02, Leases (Topic 842) as well as other clarifying and practical updates issued under Leases (Topic 842) applicable to us.
We determine if an arrangement is a lease at lease inception. Operating leases are included in right-of-use (“ROU”) lease assets, other current liabilities (current portion of lease obligations), and long term lease obligations on our balance sheets. ROU lease assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. We evaluate renewal options at lease inception and on an ongoing basis, and include renewal options which we are reasonably certain to exercise in our expected lease term when classifying leases and measuring lease liabilities. We allocate the consideration between lease and nonlease components and exclude nonlease components from our recognized lease assets and liabilities. See also Recent Accounting Pronouncements and Note 9.
Minimum lease payments, including scheduled rent increases, are recognized as lease expenses on a straight-line basis over the applicable lease term. We recognize lease expenses within research and development and sales, marketing and administration expenses on a straight-line basis over the lease term.
We are not party to any leases for which we are the lessor.
Stock-Based Compensation—We account for stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. We use the Black-Scholes option valuation model for estimating fair value at the date of grant.
We account for restricted stock units issued at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.
In the case of award modifications, we account for the modification in accordance with ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, whereby we recognize the effect of the modification in the period the award is modified.
As of January 1, 2019, we adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which aligns the accounting of share-based payment awards issued to employees and non-employees. The adoption did not materially impact our condensed consolidated financial statements.
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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of March 31, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three months ended March 31, 2019 and 2018.
     We have filed, or are in the process of filing, tax returns that are subject to audit by the relevant tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.
Foreign Currency Translation—The Swiss Franc has been determined to be the functional currency for the net assets of our Swiss-based subsidiary. We translate the assets and liabilities to U.S. dollars at each reporting period using exchange rates in effect at the balance sheet date and record the effects of the foreign currency translation in accumulated other comprehensive loss in shareholders' equity. We translate the income and expenses to U.S. dollars at each reporting period using the average exchange rate in effect for the period and record the effects of the foreign currency translation as other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Gains and losses resulting from foreign currency transactions are included in net loss in the condensed consolidated statements of comprehensive loss.
Recent Accounting Pronouncements
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other things required the recognition of lease assets and lease liabilities on the balance sheet for substantially all leases, including operating leases. Expanded disclosures with additional qualitative and quantitative information are also required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted. The standard allows for two methods of transition, one of which allows for the guidance to be applied to all leases existing at the adoption date with a cumulative effect adjustment to the opening balance sheet of retained earnings. Under this transition approach, comparative periods presented in the financial statements remain under legacy lease guidance.
We adopted the standard, as well as certain practical expedients included therein, utilizing the optional transition method as of January 1, 2019. Therefore, we have not restated comparative periods in our 2019 financial statements and prior periods are not included in our leased properties footnote. The adoption did not have any cumulative adjustment impact on retained earnings. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, we did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also elected a policy of not recording leases on our condensed consolidated balance sheets when the leases have a term of 12 months or less and we are not reasonably certain to elect an option to purchase the leased asset.
The adoption of the standard on January 1, 2019 caused us to recognize approximately $3.0 million in each, right-of-use assets and lease liabilities, in our condensed consolidated financial statements. The right-of-use asset balance reflects the impact of other liability amounts, specifically deferred rent, that has been effectively reclassified. The standard did not materially impact consolidated net income or liquidity.
NOTE 3—REVENUE RECOGNITION
We record contract assets and contract liabilities in connection with revenue recognized for filter design projects.
Contract Assets - Contract assets, other than accounts receivable, consist of unbilled revenue and generally arise when revenue is recognized on a contract whose transaction price includes an estimate of variable consideration from milestone payments. We do not have material amounts of contract assets as we have relatively few contracts, only modest design service fees and a small number of contracts containing milestone payments. Contract asset balances are included in prepaid expenses and other current assets in our condensed consolidated balance sheets.
Contract Liabilities - Our contract liabilities consist of customer deposits and deferred revenue. We classify contract liabilities as current or noncurrent based on the timing of when we expect to recognize revenue. Generally, our contract liabilities are expected to be recognized in one year or less. Customer deposits and deferred revenue are separately stated in our condensed consolidated balance sheets.

Summary of changes in contract assets and liabilities for the quarter ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Contract assets
Contract assets, beginning	$36,000	$67,000
Contract assets at beginning of year transferred to accounts receivable	—	(42,000)
Contract assets recorded on contracts during the period	13,000	2,000
Contract assets, ending	$49,000	$27,000

Contract liabilities
Contract liabilities, beginning	$271,000	$140,000
Recognition of revenue included in beginning of year contract liabilities	(112,000)	(72,000)
Contract liabilities, net of revenue recognized on contracts during the period	45,000	208,000
Foreign currently translation	$—	$2,000
Contract liabilities, ending	$204,000	$278,000
The following table presents our disaggregated revenue by region and source:

	Three Months Ended March 31,
	2019	2018
Revenue by geographic region:
United States	$134,000	$137,000
Switzerland	—	20,000
Total revenue	$134,000	$157,000

Revenue by source:
Design services	$125,000	$107,000
Royalties	9,000	50,000
Total revenue	$134,000	$157,000

NOTE 4—INVESTMENTS HELD-TO-MATURITY
We classify investments as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.
During the three months ended March 31, 2019, we invested in commercial papers that were classified as investments held-to-maturity. As of March 31, 2019, both amortized cost value and fair value were $6.5 million with zero unrealized gain or loss. Remaining commercial papers in the amounts of $2.5 million, $1.5 million, $1.5 million and $1.0 million mature in April, May, June and August of 2019, respectively. We did not recognize an other-than-temporary impairment or comprehensive gain or loss for the three months ended March 31, 2019.
We recorded interest and investment income of $106,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively, associated with our cash and investment accounts.
NOTE 5—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.
In January 2018, we entered into an agreement with our founders to exchange warrants to purchase an aggregate of 249,999 shares of our common stock, with an exercise price of $0.20 per share, for an amount of shares that would equal the number of shares they would have received if exercised under a cashless exercise. The effect of exchanging the warrants for shares of our common stock was considered a modification of the award which required us to record expense for the excess of the fair value of the common stock issued over the fair value of the exchanged warrants. On the date of the exchange the fair value of the warrants was determined to be $1.6 million and the fair value of the shares of common stock issued were $1.6 million. There was a difference in fair value of $2,000 which was recorded to sales, marketing and administration expenses during the three months ended March 31, 2018. No expense was recorded in the three months ended March 31, 2019.
A roll-forward of warrant share activity from January 1, 2018 to March 31, 2018 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2018	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2018
Bridge Warrants	249,999	(249,999)	(1)	—
Consulting Warrants	12,223	—		12,223
Financing Warrants	62,530	—		62,530
Underwriting Warrants	310,500	—		310,500
IR Consulting Warrants	6,000	—		6,000
Private Placement Warrants - 2016	891,063	(15,000)	(2)	876,063
Underwriting Warrants - Public Offering 2016	122,175	—		122,175
Private Placement Warrants - September 2017	1,976,919	—		1,976,919
Placement Agent Warrants	98,846	—		98,846
	3,730,255	(264,999)		3,465,256

(1) During the three months ended March 31, 2018, there were 249,999 warrants that were exchanged for 242,913 shares of common stock in an exchange transaction where the warrant holders exchanged the warrants for the same number of shares they would have been entitled to in a cashless exercise.

(2) During the three months ended March 31, 2018, there were 15,000 warrants exercised for cash.

A roll-forward of warrant share activity from January 1, 2019 to March 31, 2019 is shown in the following table:

	Exercise Price	Expiration Date	Issued and Outstanding Warrants as of January 1, 2019	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2019
Consulting Warrants	$0.01	6/17/2020	6,667	—		6,667
Financing Warrants	$3.35	6/17/2020	62,530	—		62,530
Underwriting Warrants	$7.50	5/28/2019	310,500	—		310,500
Private Placement Warrants - 2016	$2.86	4/25/2019	818,063	(140,000)	(1)	678,063
Underwriting Warrants - Public Offering 2016	$4.25	9/9/2019	122,175	—		122,175
Private Placement Warrants - September 2017	$4.85	9/28/2020	1,966,319	—		1,966,319
Placement Agent Warrants	$4.85	9/28/2020	98,846	—		98,846
			3,385,100	(140,000)		3,245,100

(1)	During the three months ended March 31, 2019, there were 140,000 warrants exercised for cash.
NOTE 6—STOCKHOLDERS’ EQUITY AND LOSS PER SHARE
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
Stock Repurchase Program
On November 26, 2018, we announced that our board of directors had authorized a program to repurchase up to $4.0 million of our common stock over a 12-month period, either in the open market or through privately negotiated transactions. As of December 31, 2018, we had repurchased approximately $152,000. No purchases were made in the quarter ended March 31, 2019.
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Three Months Ended March 31,
	2019	2018
Common stock warrants	3,245,100	3,465,256
Common stock options	1,294,028	1,080,152
Non-vested restricted stock unit awards	2,548,400	1,555,769
Total shares excluded from net loss per share attributable to common stockholders	7,087,528	6,101,177
NOTE 7— STOCK-BASED COMPENSATION
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
Option Valuation
We account for stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. As of January 1, 2019, we adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which aligns the accounting of share-based payment awards issued to employees and non-employees.
We use the Black-Scholes option valuation model for estimating fair value at the date of grant. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. We have estimated the expected life of stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to our lack of sufficient historical data. Since our stock has not been publicly traded for a sufficiently long period of time, we are utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within our industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.
Stock Options
During the three months ended March 31, 2018, we granted incentive stock options for the purchase of 37,500 shares of our common stock. The stock options have an exercise price range of $5.01 per share to $5.96 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $141,000 utilizing the Black-Scholes option valuation model.
During the three months ended March 31, 2019, we granted incentive stock options for the purchase 40,000 shares of our common stock. The stock options have an exercise price range of $1.52 per share to $2.98 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. The options granted had an aggregate grant date fair value of $60,000 utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the three months ended March 31, 2019 and 2018 using the Black-Scholes option valuation model. The fair values of stock options granted for the periods were estimated using the following assumptions:

	Stock Option Grants Awarded During the Three Months Ended March 31, 2019	Stock Option Grants Awarded During the Three Months Ended March 31, 2018
Stock Price	$1.52 to $2.98	$5.01 to $5.96
Dividend Yield	0.00%	0.00%
Expected Volatility	70%	70%
Risk-free interest rate	2.52% - 2.62%	2.50% - 2.61%
Expected Life	7 years	7 years
Stock-based compensation expense related to stock options was $96,000 and $107,000 for the three months ended March 31, 2019 and 2018, respectively, exclusive of options issued in connection with our incentive programs. For all stock options, we estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. During the three months ended March 31, 2019 and 2018, we applied a forfeiture rate of 10% and 6%, respectively, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity
The following is a summary of our stock option activity during the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2019	1,255,280	$4.82	$3.03	7.75
Granted	40,000	2.23	1.51	9.84
Exercised	—	—	—	—
Canceled / Forfeited	(1,252)	4.62	2.79	—
Outstanding, March 31, 2019	1,294,028	$4.74	$2.98	7.57

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2019	843,019	$5.02	$3.13	7.23
Vested	42,436	4.37	2.74	8.01
Exercised	—	—	—	—
Canceled / Forfeited	(1,252)	4.62	2.79	—
Exercisable, March 31, 2019	884,203	$4.99	$3.11	7.04
The following table presents information related to stock options outstanding and exercisable at March 31, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.52 – $3.00	201,183	6.87	109,889
$3.25 – $4.92	651,045	8.21	413,854
$5.01 – $6.00	281,500	5.70	220,775
$6.18 – $7.20	70,000	5.79	56,255
$7.54 – $7.80	67,800	5.88	60,930
$8.06 – $12.98	22,500	5.80	22,500
	1,294,028	7.04	884,203
     As of March 31, 2019, there was $1.0 million of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The aggregate intrinsic values of outstanding stock options and vested stock options as of March 31, 2019 were $208,000 and $114,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on March 31, 2019 of $3.00 per share.
Restricted Stock Units Activity
We account for restricted stock units issued at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years.
During the three months ended March 31, 2019 and 2018 we recorded $938,000 and $566,000, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date.
 A summary of restricted stock unit activity for the three months ended March 31, 2019 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,921,594	$4.78
Granted	743,803	3.25
Vested	(116,997)	5.50
Forfeited	—	—
Outstanding at March 31, 2019	2,548,400	$4.30
As of March 31, 2019, there was $7.8 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.4 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.
Market-based Awards
     In August 2016, we granted 250,000 market-based restricted stock units to an executive. The restricted stock units are subject to market-based vesting requirements, measured quarterly, based on the average of (a) the average high daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter and (b) the average low daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter, each as reported by The Nasdaq Stock Market, LLC. The restricted stock units are eligible to be earned on a quarterly basis based on a linear interpolation of the applicable share price, or in the case of a liquidation event, on the day of (or in connection with) such liquidation event based on the applicable transaction price. Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2019. We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. The share price on the date of issuance was $5.06 per share. For the three months ended March 31, 2019 and 2018, we recognized $6,000 and $6,000, respectively, of stock compensation expense in connection with this award, which is included in general and administrative expenses. The unamortized expense related to this award is $12,000 and is expected to be recognized over 0.5 years.
Incentive Bonus Awards
We provide eligible employees, including executives, the opportunity to earn bonus awards upon achievement of predetermined performance goals and objectives. The purpose is to reward attainment of company goals and/or individual performance objectives, with award opportunities expressed as a percentage of base salary. Bonuses can be measured and paid quarterly and/or annually, and are paid in cash, equity or a combination of cash and equity, in the discretion of our compensation committee. During the three months ended March 31, 2019 and 2018 we recorded $314,000 and $284,000, respectively, of stock-based compensation related to incentive bonus award programs.
Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Research and development	$633,000	$531,000
Sales, marketing and administration	721,000	432,000
Total stock-based compensation	$1,354,000	$963,000
NOTE 8—INCOME TAXES
Income tax for the three months ended March 31, 2019 was $1,000. Income tax for the three months ended March 31, 2018 was $0. The effective tax rate for the three months ended March 31, 2019 and 2018 differed from the statutory rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
NOTE 9— LEASES
We lease facilities under two non-cancelable operating leases. The leases expire between January 2022 and August 2024 and include renewal provisions for two to five years, provisions which require us to pay taxes, insurance, maintenance costs or provisions for minimum rent increases. We also lease facilities and equipment under short-term agreements for a period of 12 months or less. All of the information presented below, with the exception of total lease costs, relates to our two non-cancelable operating leases.
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
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of March 31, 2019. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheet as of March 31, 2019:

	Balance Sheet Line Item	March 31, 2019
Operating lease assets	Operating lease right-of-use assets	$2,928,000
Current operating lease liabilities	Operating lease liabilities, current	$134,000
Noncurrent operating lease liabilities	Operating lease liabilities	$2,919,000
Total operating lease liabilities	N/A	$3,053,000
The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.
Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used a weighted average incremental borrowing rate of 4.75% as of January 1, 2019 for operating leases that commenced prior to that date. The discount rates applied to each lease reflect our estimated incremental borrowing rate. This includes an assessment of our credit rating to determine the rate that we would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment.
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 is shown below:

March 31, 2019
Weighted average remaining lease term (years)	4.93
Weighted average discount rate (%)	4.75
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019:

March 31, 2019
April 1, 2019 through December 31, 2019	$485,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Total undiscounted future minimum lease payments	$3,447,000
Less: imputed interest	$394,000
Total operating lease liabilities	$3,053,000
Operating lease costs were $264,000 for the three months ended March 31, 2019, of which $197,000 and $67,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Prior to the adoption of ASC 842, we recorded rent expense for the three months ended March 31, 2018 of $142,000, which was included in sales, marketing and administration expenses.
Cash paid for amounts included in the measurement of operating lease liabilities were $134,000 for the three months ended March 31, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 942 are as follows:

December 31, 2018
2019	$620,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Future minimum obligations	$3,582,000
NOTE 10— COMMITMENTS AND CONTINGENCIES
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
Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of March 31, 2019 and 2018, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three months ended March 31, 2019 and 2018, respectively, with respect to litigation or loss contingencies.
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
Guarantees and Indemnities—In the normal course of business, we are occasionally required to undertake indemnification for which we may be required to make future payments under specific circumstances. We review our exposure under such obligations no less than annually, or more frequently as required. The amount of any potential liabilities related to such obligations cannot be accurately determined until a formal claim is filed. Historically, any such amounts that become payable have not had a material negative effect on our business, financial condition or results of operations. We maintain general and product liability insurance which may provide a source of recovery to us in the event of an indemnification claim.
NOTE 11— SUBSEQUENT EVENTS
In April 2019 we received approximately $1.0 million from Park City Capital, one of our largest investor's exercise of Private Placement Warrants - 2016, which resulted in the issuance of 345,000 shares of our common stock.

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
Overview
     We are a late-stage development company that designs filters for the mobile device industry. We have not yet realized material revenues and our focus is on continuing to engage new customers, expand the number of contracts for filter designs and build the necessary infrastructure to support anticipated growth. Consequently, our expenses will continue to modestly increase as we position for a ramp in royalty revenues.
We plan to expand our IP libraries and further the development of our ISN® platform. While we remain a filter design licensing company, we are also investigating the potential of licensing part or all of our ISN® software design suite and certain patents to potential customers in the RFFE industry. However, we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions.
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
 A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition

and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018. Except for the adoption of ASU No. 2016-02, Leases (Topic 842) and ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
     Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs, milestone payments based on the achievement of specific milestones and royalties from shipments of our licensed designs. Revenues consist of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. For the three months ended March 31, 2019 and 2018, we recognized a total of $134,000 and $157,000, respectively, of revenue. We expect revenues to continue to be recorded due to the $204,000 of deferred revenue we have recorded as of March 31, 2019. Additionally, we expect to continue to recognize royalty revenue from our license agreements.
Research and Development.  These expenses relate to direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers and consist primarily of the compensation costs of employees, including stock-based compensation, and to a lesser extent, development related costs for consultants, equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction.
Research and development expenses increased $1.1 million, from $3.3 million in the first quarter of 2018 to $4.4 million in the first quarter of 2019. The increase was primarily related to higher compensation expense of $477,000 from increased headcount, as well as higher development costs of $307,000 related to expanded activity on our ISN® platform, XBARTM and filter design development. The remainder of the increase relates to increased occupancy costs and miscellaneous other expenses. We have increased our research and development employees over the past twelve months. We anticipate that our research and development expenses will continue to increase as a result of our planned growth.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional and consulting fees.
Sales, marketing and administration expenses increased $0.3 million, from $2.7 million in the first quarter of 2018 to $3.0 million in the first quarter of 2019. The increase primarily results from increased payroll costs of $511,000 related to increased headcount, partially offset by decreased professional fees of $185,000 occurring in the three months ended March 31, 2018 relating to an anticipated proxy contest which did not occur again in the three months ended March 31, 2019. We anticipate that our sales, marketing and administration expenses will likely continue to increase as a result of planned growth.
Interest and Investment Income.  Interest and investment income increased by $58,000 from $48,000 in the first quarter of 2018 to $106,000 in the first quarter of 2019, primarily due to increased cash and investment balances outstanding. We expect interest income to fluctuate in proportion to our cash and investment balances.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the three months ended March 31, 2019 and 2018, our only tax liability was for minimum taxes in the states where we conduct business.
Liquidity and Capital Resources
Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.

As of March 31, 2019, we have raised aggregate gross proceeds of $85.4 million through the use of loans, convertible debt and equity through an IPO, private placement financings and secondary offering of our common stock.
We had current assets of $15.6 million and current liabilities of $2.8 million at March 31, 2019, resulting in working capital of $12.8 million.  This compares to working capital of $30.9 million at March 31, 2018 and $18.5 million at December 31, 2018.  The change in working capital is primarily the result of use of cash in our normal business operations.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of March 31, 2019 consist of existing cash, cash equivalents and investments totaling $15.2 million. In the three months ended March 31, 2019, we used approximately $6.5 million of cash and investments for operating activities, the purchase of property and equipment, and expenditures for patents. Due to these conditions, along with anticipated increases in expenses, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, in the absence of material revenues, will provide sufficient funding for planned operations into the second half of 2019. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $6.1 million in the first three months of 2019 and $4.7 million in the first three months of 2018.  The increase is primarily the result of our increased loss.
Investing activities provided cash of $10.0 million in the first three months of 2019 and used cash of $25.5 million in the first three months of 2018.  In 2019, the cash provided was a result of net redemptions of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents. In 2018, the cash used was a result of the net purchases of investments held to maturity and cash used to purchase property and equipment and expenditures for patents.
 Financing activities provided cash of $0.4 million in the first three months of 2019 as a result of the exercise of Private Placement Warrants - 2016, which resulted in the issuance of 140,000 shares of common stock. Financing activities provided cash of $18.4 million in the first three months of 2018 as a result of the net proceeds from the sale of equity securities in an underwritten public offering completed in March 2018 along with the underwriter overallotment option exercised in April 2018.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II:  OTHER INFORMATION
Item 1.                                 Legal Proceedings
     We are not party to any legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our product offerings continue to develop, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to such risk factors during the period ended March 31, 2019.
Item 5.                        Other Information
On May 6, 2019, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2019 Incentive Bonus Program for their performance during the first quarter of 2019. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on May 15, 2019.

Executive Officers	Number of RSU Shares
Martin McDermut	9,041
Robert Hammond	4,247
Neal Fenzi	3,072

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:	May 8, 2019	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)