Form 10-Q
period 2019-06-30
Resonant Inc
filed 2019-08-08
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

As of August 7, 2019, the issuer had 28,394,505 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,065,000	$4,394,000
Investments held-to-maturity	4,483,000	16,863,000
Accounts receivable	49,000	165,000
Prepaid expenses and other current assets	364,000	364,000
TOTAL CURRENT ASSETS	10,961,000	21,786,000

PROPERTY AND EQUIPMENT
Property and equipment	3,992,000	3,784,000
Less: Accumulated depreciation and amortization	(2,229,000)	(1,797,000)
PROPERTY AND EQUIPMENT, NET	1,763,000	1,987,000

NONCURRENT ASSETS
Intangible assets, net	1,445,000	1,374,000
Restricted cash	211,000	211,000
Goodwill	823,000	817,000
Operating lease right-of-use assets	2,786,000	—
Other assets	68,000	69,000
TOTAL NONCURRENT ASSETS	5,333,000	2,471,000
TOTAL ASSETS	$18,057,000	$26,244,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$759,000	$695,000
Accrued expenses	210,000	464,000
Accrued salaries and payroll related expenses	1,791,000	1,835,000
Deferred revenue	187,000	271,000
Operating lease liabilities, current	582,000	—
TOTAL CURRENT LIABILITIES	3,529,000	3,265,000
LONG-TERM LIABILITIES
Deferred rent	—	81,000
Operating lease liabilities, net of current portion	2,372,000	—
TOTAL LIABILITIES	5,901,000	3,346,000

Commitments and contingencies (Note 10)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 28,329,870 outstanding as of June 30, 2019, and 47,000,000 authorized and 27,391,290 outstanding as of December 31, 2018	28,000	27,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	119,336,000	115,450,000
Accumulated other comprehensive loss	(9,000)	(15,000)
Accumulated deficit	(107,199,000)	(92,564,000)
TOTAL STOCKHOLDERS’ EQUITY	12,156,000	22,898,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,057,000	$26,244,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$63,000	$124,000	$197,000	$281,000

OPERATING EXPENSES
Research and development	4,633,000	3,347,000	9,019,000	6,601,000
Sales, marketing and administration	2,994,000	2,833,000	5,979,000	5,498,000
TOTAL OPERATING EXPENSES	7,627,000	6,180,000	14,998,000	12,099,000
NET OPERATING LOSS	(7,564,000)	(6,056,000)	(14,801,000)	(11,818,000)

OTHER INCOME (EXPENSE)
Interest and investment income	72,000	98,000	178,000	146,000
Other expense	(6,000)	(2,000)	(11,000)	(4,000)
TOTAL OTHER INCOME, NET	66,000	96,000	167,000	142,000

LOSS BEFORE INCOME TAXES	(7,498,000)	(5,960,000)	(14,634,000)	(11,676,000)
Provision for (benefit from) income taxes	—	(8,000)	1,000	(8,000)
NET LOSS	$(7,498,000)	$(5,952,000)	$(14,635,000)	$(11,668,000)

Foreign currency translation adjustment, net of tax	16,000	(36,000)	6,000	(15,000)
COMPREHENSIVE LOSS	$(7,482,000)	$(5,988,000)	$(14,629,000)	$(11,683,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.27)	$(0.22)	$(0.53)	$(0.50)
Weighted average shares outstanding — basic and diluted	28,150,497	26,679,503	27,850,879	23,445,902

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	27,391,290	$27,000	$115,450,000	$(92,564,000)	$(15,000)	$22,898,000
Vesting of restricted stock units	116,997	—	—	—	—	—
Stock-based compensation	—	—	1,040,000	—	—	1,040,000
Exercise of warrants	140,000	—	400,000	—	—	400,000
Net loss	—	—	—	(7,137,000)	—	(7,137,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	(10,000)	(10,000)
Balance, March 31, 2019	27,648,287	$27,000	$116,890,000	$(99,701,000)	$(25,000)	$17,191,000
Vesting of restricted stock units	334,774	—	—	—	—	—
Stock-based compensation	—	—	1,460,000	—	—	1,460,000
Exercise of warrants	346,809	1,000	986,000	—	—	987,000
Net loss	—	—	—	(7,498,000)	—	(7,498,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	16,000	16,000
Balance, June 30, 2019	28,329,870	$28,000	$119,336,000	$(107,199,000)	$(9,000)	$12,156,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	19,511,276	$20,000	$88,447,000	$(67,748,000)	$(7,000)	$20,712,000
Vesting of restricted stock units	184,818	—	—	—	—	—
Stock-based compensation	—	—	1,108,000	—	—	1,108,000
Sales of common stock, net of offering costs	5,714,286	6,000	18,375,000	—	—	18,381,000
Exercise of warrants	15,000	—	43,000	—	—	43,000
Common stock issued in exchange of warrants	242,913	—	—	—	—	—
Net loss	—	—	—	(5,716,000)	—	(5,716,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	21,000	21,000
Balance, March 31, 2018	25,668,293	$26,000	$107,973,000	$(73,464,000)	$14,000	$34,549,000
Vesting of restricted stock units	293,998	—	—	—	—	—
Stock-based compensation	—	—	1,639,000	—	—	1,639,000
Sales of common stock, net of offering costs	857,142	1,000	2,808,000	—	—	2,809,000
Exercise of warrants	74,142	—	217,000	—	—	217,000
Exercise of stock options	4,692	—	14,000	—	—	14,000
Net loss	—	—	—	(5,952,000)	—	(5,952,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	(36,000)	(36,000)
Balance, June 30, 2018	26,898,267	$27,000	$112,651,000	$(79,416,000)	$(22,000)	$33,240,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,635,000)	$(11,668,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	501,000	390,000
Stock-based compensation	2,811,000	2,590,000
Non-cash loss on disposal of assets	1,000	—
Non-cash investment income	(19,000)	(37,000)
Non-cash patent write-off	67,000	48,000
Right-of-use asset amortization	296,000	—
Changes in assets and liabilities:
Accounts receivable	116,000	(71,000)
Prepaid expenses and other current assets	—	54,000
Other assets	1,000	(50,000)
Deferred taxes	—	(1,000)
Accounts payable	124,000	62,000
Accrued expenses	41,000	(160,000)
Accrued salaries and payroll related expenses	(355,000)	(386,000)
Operating lease liabilities	(209,000)	—
Deferred revenue	(84,000)	96,000
Deferred rent	—	5,000
Net cash used in operating activities	(11,344,000)	(9,128,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(577,000)	(552,000)
Expenditures for patents	(195,000)	(92,000)
Redemption of investments held-to-maturity	24,831,000	28,973,000
Purchase of investments held-to-maturity	(12,432,000)	(48,411,000)
Net cash provided by (used in) investing activities	11,627,000	(20,082,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from underwritten public offering	—	21,190,000
Proceeds from exercise of stock options	—	14,000
Proceeds from exercise of warrants	1,387,000	260,000
Net cash provided by financing activities	1,387,000	21,464,000
Effects of exchange rates on cash, cash equivalents and restricted cash	1,000	4,000
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,671,000	(7,742,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4,605,000	19,624,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$6,276,000	$11,882,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1,000	$3,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Restricted stock units issued in settlement of liability	$314,000	$727,000
Property and equipment included in accounts payable	$17,000	$22,000
Property and equipment included in accrued liabilities	$57,000	$—
Patents included in accounts payable	$16,000	$42,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
	2019	2018
Cash and cash equivalents	$6,065,000	$11,671,000
Restricted cash	211,000	211,000
Total cash, cash equivalents and restricted cash	$6,276,000	$11,882,000

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
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At June 30, 2019 and December 31, 2018, we had incurred accumulated losses of $107.2 million and $92.6 million, respectively. The losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs as we continue to engage customers, increase the number of devices under design and build the infrastructure to support our anticipated growth.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of June 30, 2019 consist of existing cash, cash equivalents and investments totaling $10.5 million. In July and August 2019, we entered into a securities purchase agreement with investors to raise gross proceeds of approximately $10.0 million in a private placement of common stock. The offering is expected to have multiple closings, with the initial closing for approximately $3.0 million to occur on or about August 12, 2019 and closing for the balance of the funds expected to occur in the fourth quarter of 2019, subject to satisfaction of closing conditions. In the first half of 2019, we used approximately $12.1 million of cash and investments for operating activities, the purchase of property and equipment, and expenditures for patents. Due to these conditions, along with anticipated increases in expenses, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, along with the expected proceeds from our private placement of common stock and forecasted billings, will provide sufficient funding for planned operations through the second quarter of 2020. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2018 filed with the SEC on March 14, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash as of June 30, 2019 and December 31, 2018 consists of a $211,000 pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our corporate headquarters. See also Note 9 - Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at June 30, 2019 and December 31, 2018.
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
Intangible Assets, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At June 30, 2019 and December 31, 2018, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as we no longer plan to pursue them. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—At June 30, 2019 and December 31, 2018, goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As of January 1, 2019, we have adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test.
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
We determine if an arrangement is a lease at lease inception. Operating leases are included in right-of-use (“ROU”) lease assets, other current liabilities (current portion of lease obligations), and long term lease obligations on our balance sheets. ROU lease assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. We evaluate renewal options at lease inception and on an ongoing basis, and include renewal options which we are reasonably certain to exercise in our expected lease term when classifying leases and measuring lease liabilities. We allocate the consideration between lease and nonlease components and exclude nonlease components from our recognized lease assets and liabilities. See also Recent Accounting Pronouncements and Note 9 - Leases.
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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of June 30, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and six months ended June 30, 2019 and 2018.
     We have filed, or are in the process of filing, tax returns that are subject to audit by the relevant tax authorities. Although the ultimate outcome would be unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our condensed consolidated results of operations, financial position or cash flows.
Reclassifications—Certain amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2018 have been reclassified to conform to current year presentation.
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

Summary of changes in contract assets and liabilities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Contract assets
Contract assets, beginning	$36,000	$67,000
Contract assets at beginning of year transferred to accounts receivable	(36,000)	(42,000)
Contract assets recorded on contracts during the period	8,000	2,000
Contract assets, ending	$8,000	$27,000

Contract liabilities
Contract liabilities, beginning	$271,000	$146,000
Recognition of revenue included in beginning of year contract liabilities	(147,000)	(124,000)
Contract liabilities, net of revenue recognized on contracts during the period	63,000	217,000
Foreign currently translation	$—	$1,000
Contract liabilities, ending	$187,000	$240,000
The following table presents our disaggregated revenue by region and source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by geographic region:
United States	$63,000	$105,000	$197,000	$242,000
Switzerland	—	19,000	—	39,000
Total revenue	$63,000	$124,000	$197,000	$281,000

Revenue by source:
Design services	$57,000	$84,000	$182,000	$191,000
Royalties	6,000	40,000	15,000	90,000
Total revenue	$63,000	$124,000	$197,000	$281,000

NOTE 4—INVESTMENTS HELD-TO-MATURITY
We classify investments as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.
During the six months ended June 30, 2019, we invested in commercial papers that were classified as investments held-to-maturity. As of June 30, 2019, both amortized cost value and fair value were $4.5 million with zero unrealized gain or loss. Remaining commercial papers totaling $3.0 million and $1.5 million mature in August and September of 2019, respectively. We did not recognize an other-than-temporary impairment or comprehensive gain or loss for the three and six months ended June 30, 2019.
We recorded interest and investment income of $72,000 and $98,000 for the three months ended June 30, 2019 and 2018, respectively, and $178,000 and $146,000 for the six months ended June 30, 2019 and 2018, respectively, associated with our cash and investment accounts.
NOTE 5—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.
In January 2018, we entered into an agreement with our founders to exchange warrants to purchase an aggregate of 249,999 shares of our common stock, with an exercise price of $0.20 per share, for an amount of shares that would equal the number of shares they would have received if exercised under a cashless exercise. The effect of exchanging the warrants for shares of our common stock was considered a modification of the award which required us to record expense for the excess of the fair value of the common stock issued over the fair value of the exchanged warrants. On the date of the exchange the fair value of the warrants was determined to be $1.6 million and the fair value of the shares of common stock issued were $1.6 million. There was a difference in fair value of $2,000 which was recorded to sales, marketing and administration expenses during the six months ended June 30, 2018. No expense was recorded in the six months ended June 30, 2019.
A roll-forward of warrant share activity from January 1, 2018 to June 30, 2018 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2018	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2018
Bridge Warrants	249,999	(249,999)	(1)	—
Consulting Warrants	12,223	(5,556)	(2)	6,667
Financing Warrants	62,530	—		62,530
Underwriting Warrants	310,500	—		310,500
IR Consulting Warrants	6,000	—		6,000
Private Placement Warrants - 2016	891,063	(73,000)	(3)	818,063
Underwriting Warrants - Public Offering 2016	122,175	—		122,175
Private Placement Warrants - September 2017	1,976,919	(10,600)	(4)	1,966,319
Placement Agent Warrants	98,846	—		98,846
	3,730,255	(339,155)		3,391,100

(1) During the six months ended June 30, 2018, there were 249,999 warrants that were exchanged for 242,913 shares of common stock in an exchange transaction where the warrant holders exchanged the warrants for the same number of shares they would have been entitled to in a cashless exercise.

(2) During the six months ended June 30, 2018, there were 5,556 warrants that were exercised through a cashless exercise which netted 5,542 shares being issued.

(3) During the six months ended June 30, 2018, there were 73,000 warrants exercised for cash.

(4) During the six months ended June 30, 2018, there were 10,600 warrants exercised for cash.

A roll-forward of warrant share activity from January 1, 2019 to June 30, 2019 is shown in the following table:

	Exercise Price	Expiration Date	Issued and Outstanding Warrants as of January 1, 2019	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of June 30, 2019
Consulting Warrants	$0.01	6/17/2020	6,667	—		6,667
Financing Warrants	$3.35	6/17/2020	62,530	—		62,530
Underwriting Warrants	$7.50	5/28/2019	310,500	(310,500)	(1)	—
Private Placement Warrants - 2016	$2.86	4/25/2019	818,063	(818,063)	(2)	—
Underwriting Warrants - Public Offering 2016	$4.25	9/9/2019	122,175	—		122,175
Private Placement Warrants - September 2017	$4.85	9/28/2020	1,966,319	—		1,966,319
Placement Agent Warrants	$4.85	9/28/2020	98,846	—		98,846
			3,385,100	(1,128,563)		2,256,537

(1)	During the six months ended June 30, 2019, there were 310,500 warrants that expired.

(2)
During the six months ended June 30, 2019, there were 485,000 warrants exercised for cash, 44,928 warrants that were exercised through a cashless exercise which netted 1,809 shares being issued and 288,135 warrants that expired.

NOTE 6—STOCKHOLDERS’ EQUITY AND LOSS PER SHARE
Common Stock
     Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of common stock. Holders of our common stock are entitled to dividends as and when declared by the Board of Directors, subject to rights and holders of all classes of stock outstanding having priority rights to dividends. There have been no dividends declared to date. Each share of common stock is entitled to one vote.
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
Stock Repurchase Program
On November 26, 2018, we announced that our board of directors had authorized a program to repurchase up to $4.0 million of our common stock over a 12-month period, either in the open market or through privately negotiated transactions. As of December 31, 2018, we had repurchased approximately $152,000. No purchases were made in the three and six months ended June 30, 2019.
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Six Months Ended June 30,
	2019	2018
Common stock warrants	2,256,537	3,391,100
Common stock options	1,356,028	1,129,653
Non-vested restricted stock unit awards	2,654,141	2,162,547
Total shares excluded from net loss per share attributable to common stockholders	6,266,706	6,683,300
NOTE 7— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan
In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted for the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an additional increase of 3,250,000 shares in June 2017, and an additional increase of 4,000,000 shares in June 2019, bringing the total shares allowed under the plan to 9,950,000.
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
Stock Options
During the three and six months ended June 30, 2018, we granted incentive stock options for the purchase of 80,000 and 117,500 shares, respectively, of our common stock. The stock options have an exercise price range of $4.12 per share to $5.96 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. For the three and six months ended June 30, 2018, the options granted had an aggregate grant date fair value of $252,000 and $393,000, respectively, utilizing the Black-Scholes option valuation model.
During the three and six months ended June 30, 2019, we granted incentive stock options for the purchase of 62,000 and 102,000 shares, respectively, of our common stock. The stock options have an exercise price range of $1.52 per share to $3.15 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. For the three and six months ended June 30, 2019, the options granted had an aggregate grant date fair value of $120,000 and $180,000, respectively, utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the six months ended June 30, 2019 and 2018 using the Black-Scholes option valuation model. The fair values of stock options granted for the periods were estimated using the following assumptions:

	Stock Option Grants Awarded During the Six Months Ended June 30, 2019	Stock Option Grants Awarded During the Six Months Ended June 30, 2018
Stock Price	$1.52 to $3.15	$4.12 to $5.96
Dividend Yield	0.00%	0.00%
Expected Volatility	70%	70%
Risk-free interest rate	1.92% - 2.62%	2.50% - 2.89%
Expected Life	7 years	7 years
Stock-based compensation expense related to stock options was $114,000 and $123,000 for the three months ended June 30, 2019 and 2018, respectively, and $210,000 and $230,000 for the six months ended June 30, 2019 and 2018, respectively. For all stock options, we estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. During the three and six months ended June 30, 2019 and June 30, 2018, we applied a forfeiture rate of 10% and 6%, respectively, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity
The following is a summary of our stock option activity during the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2019	1,255,280	$4.82	$3.03	7.75
Granted	102,000	2.61	1.76	9.75
Exercised	—	—	—	—
Canceled / Forfeited	(1,252)	4.62	2.79	—
Outstanding, June 30, 2019	1,356,028	$4.65	$2.93	7.43

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2019	843,019	$5.02	$3.13	7.23
Vested	84,887	4.17	2.63	7.88
Exercised	—	—	—	—
Canceled / Forfeited	(1,252)	4.62	2.79	—
Exercisable, June 30, 2019	926,654	$4.95	$3.09	6.72

The following table presents information related to stock options outstanding and exercisable at June 30, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.52 – $3.15	263,183	6.70	122,641
$3.25 – $4.92	651,045	7.72	435,016
$5.01 – $6.00	281,500	5.52	227,435
$6.18 – $7.20	70,000	5.60	57,506
$7.54 – $7.80	67,800	5.66	61,556
$8.06 – $12.98	22,500	5.55	22,500
	1,356,028	6.72	926,654
     As of June 30, 2019, there was $1.0 million of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years. The aggregate intrinsic values of outstanding stock options and vested stock options as of June 30, 2019 were $43,000 and $22,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on June 30, 2019 of $2.38 per share.
Restricted Stock Units Activity
We account for restricted stock units issued at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years.
During the three months ended June 30, 2019 and 2018, we recorded $1.3 million and $1.5 million, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date. During the six months ended June 30, 2019 and 2018, we recorded $2.6 million and $2.3 million, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date.
 A summary of restricted stock unit activity for the six months ended June 30, 2019 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,921,594	$4.78
Granted	1,311,917	3.05
Vested	(451,771)	4.68
Forfeited	(127,599)	4.36
Outstanding at June 30, 2019	2,654,141	$3.74
As of June 30, 2019, there was $6.9 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.3 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.
Market-based Awards
     In August 2016, we granted 250,000 market-based restricted stock units to an executive. The restricted stock units are subject to market-based vesting requirements, measured quarterly, based on the average of (a) the average high daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter and (b) the average low daily trading price of our common stock for each trading day during the last month of the applicable calendar quarter, each as reported by The Nasdaq Stock Market, LLC. The restricted stock units are eligible to be earned on a quarterly basis based on a linear interpolation of the applicable share price, or in the case of a liquidation event, on the day of (or in connection with) such liquidation event based on the applicable transaction price. The share price on the date of issuance was $5.06 per share.

In June 2019, the market-based award was modified to increase the number of restricted stock units to 500,000 and to decrease the applicable share price. Additionally, the performance period was extended to September 30, 2022. The share price on the date of modification was $2.73 per share.
Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2022. We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. For the three months ended June 30, 2019 and 2018, we recognized $1,000 and $6,000, respectively, and for the six months ended June 30, 2019 and 2018, we recognized $7,000 and $12,000, respectively, of stock compensation expense in connection with this award, which is included in sales, marketing and administration expenses. The unamortized expense related to this award is $146,000 and is expected to be recognized over 3.3 years.
Incentive Bonus Awards
We provide eligible employees, including executives, the opportunity to earn bonus awards upon achievement of predetermined performance goals and objectives. The purpose is to reward attainment of company goals and/or individual performance objectives, with award opportunities expressed as a percentage of base salary. Bonuses can be measured and paid quarterly and/or annually, and are paid in cash, equity or a combination of cash and equity, in the discretion of our compensation committee. If paid in the form of equity, the expense is included in the above disclosures for stock options or restricted stock units as applicable.
Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Research and development	$690,000	$816,000	$1,323,000	$1,347,000
Sales, marketing and administration	767,000	811,000	1,488,000	1,243,000
Total stock-based compensation	$1,457,000	$1,627,000	$2,811,000	$2,590,000
NOTE 8—INCOME TAXES
Income tax for the three months ended June 30, 2019 and 2018 was an expense of $0 and a benefit of $8,000, respectively. Income tax for the six months ended June 30, 2019 and 2018 was an expense of $1,000 and benefit of $8,000, respectively. The effective tax rate for the three and six months ended June 30, 2019 and 2018 differed from the statutory rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
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
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of June 30, 2019. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheet as of June 30, 2019:

	Balance Sheet Line Item	June 30, 2019
Operating lease assets	Operating lease right-of-use assets	$2,786,000
Current operating lease liabilities	Operating lease liabilities, current	$582,000
Noncurrent operating lease liabilities	Operating lease liabilities	$2,372,000
Total operating lease liabilities	N/A	$2,954,000
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 is shown below:

June 30, 2019
Weighted average remaining lease term (years)	4.70
Weighted average discount rate (%)	4.75
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019:

June 30, 2019
July 1, 2019 through December 31, 2019	$350,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Total minimum lease payments	3,312,000
Less: imputed interest	(358,000)
Total operating lease liabilities	$2,954,000
Operating lease costs were $263,000 for the three months ended June 30, 2019, of which $196,000 and $67,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs were $527,000 for the six months ended June 30, 2019, of which $393,000 and $134,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Prior to the adoption of ASC 842, we recorded rent expense for the three and six months ended June 30, 2018 of $142,000 and $284,000, respectively, which was included in sales, marketing and administration expenses.
Cash paid for amounts included in the measurement of operating lease liabilities were $269,000 for the six months ended June 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows:

December 31, 2018
2019	$658,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Future minimum obligations	$3,620,000
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
Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of June 30, 2019 and 2018, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three and six months ended June 30, 2019 and 2018, respectively, with respect to litigation or loss contingencies.
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
NOTE 11— SUBSEQUENT EVENTS
On July 31, 2019, we entered into a securities purchase agreement with Murata Electronics North America, Inc., an affiliate of Murata Manufacturing Co., Ltd., which agreement was subsequently joined by additional institutional and individual accredited investors, to raise gross proceeds of approximately $10.0 million in a private placement of common stock at a per-share price of $2.53. The initial closing of the Offering, for approximately $3.0 million, is scheduled to occur on or about August 12, 2019, subject to satisfaction of customary closing conditions. The closing of Murata’s investment for $7.0 million is subject to the execution of a definitive multi-year commercial agreement that provides Murata with rights to multiple designs utilizing the Company’s technology, as well as applicable governmental approval. We expect to use the proceeds from the offering to continue our product development efforts and business development activities, including those that will be the subject of our commercial agreement with Murata, and for general and administrative purposes.

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
We plan to expand our IP libraries and further the development of our ISN® platform. While we remain a filter design licensing company, we are also investigating the potential of licensing part or all of our ISN® software design suite and certain patents, including IP associated with our XBARTM filters, to potential customers in the RFFE industry. However, we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
     Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs, milestone payments based on the achievement of specific milestones and royalties from shipments of our licensed designs. Revenues consist of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. For the three months ended June 30, 2019 and 2018, we recognized a total of $63,000 and $124,000, respectively, of revenue. For the six months ended June 30, 2019 and 2018, we recognized a total of $197,000 and $281,000, respectively, of revenue. We expect revenues to continue to be recorded due to the $187,000 of deferred revenue we have recorded as of June 30, 2019. Additionally, we expect to continue to recognize royalty revenue from our license agreements.
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
Research and development expenses increased $1.3 million, from $3.3 million in the second quarter of 2018 to $4.6 million in the second quarter of 2019 and increased $2.4 million, from $6.6 million in the first half of 2018 to $9.0 million in the first half of 2019. The increases were primarily related to higher compensation expenses from increased headcount, as well as higher development costs related to expanded activity on our ISN® platform, XBARTM and filter design development. Additional increases related to increased occupancy and software costs. We have increased our research and development employees over the past year and we anticipate that our research and development expenses will continue to increase as a result of our planned growth.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional and consulting fees.
Sales, marketing and administration expenses increased $0.2 million, from $2.8 million in the second quarter of 2018 to $3.0 million in the second quarter of 2019 and increased $0.5 million from $5.5 million in the first half of 2018 to $6.0 million in the first half of 2019. The increases primarily result from increased payroll and related costs associated with increased headcount. We anticipate that our sales, marketing and administration expenses will likely continue to increase as a result of planned growth.
Interest and Investment Income.  Interest and investment income decreased by $26,000 from $98,000 in the second quarter of 2018 to $72,000 in the second quarter of 2019 and increased by $32,000 from $146,000 in the first half of 2018 to $178,000 in the first half of 2019, primarily due to fluctuations in cash and investment balances outstanding. We expect interest income to fluctuate in proportion to our cash and investment balances.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the six months ended June 30, 2019, our only tax liability was for minimum taxes in the states where we conduct business. In the six months ended June 30, 2018, the benefit from income taxes recorded was the result of an $11,000 benefit for the net change in deferred income taxes for GVR, partially offset by $3,000 of expense related to minimum state income taxes.
Liquidity and Capital Resources

Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of June 30, 2019, we have raised aggregate gross proceeds of $87.0 million through the use of loans, convertible debt and equity through an IPO, private placement financings, exercise of warrants and secondary offering of our common stock.
We had current assets of $11.0 million and current liabilities of $3.5 million at June 30, 2019, resulting in working capital of $7.5 million.  This compares to working capital of $29.5 million at June 30, 2018 and $18.5 million at December 31, 2018.  The change in working capital is primarily the result of use of cash in our normal business operations.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of June 30, 2019 consist of existing cash, cash equivalents and investments totaling $10.5 million. In July and August 2019, we entered into a securities purchase agreement with investors to raise gross proceeds of approximately $10.0 million in a private placement of common stock. The offering is expected to have multiple closings, with the initial closing for approximately $3.0 million to occur on or about August 12, 2019 and closing for the balance of the funds expected to occur in the fourth quarter of 2019, subject to satisfaction of closing conditions. In the first half of 2019, we used approximately $12.1 million of cash and investments for operating activities, the purchase of property and equipment, and expenditures for patents. Due to these conditions, along with anticipated increases in expenses, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, along with the expected proceeds from our private placement of common stock and forecasted billings, will provide sufficient funding for planned operations through the second quarter of 2020. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $11.3 million in the first six months of 2019 and $9.1 million in the first six months of 2018.  The increase is primarily the result of our increased loss.
Investing activities provided cash of $11.6 million in the first six months of 2019 and used cash of $20.1 million in the first six months of 2018.  In 2019, the cash provided was a result of net redemptions of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents. In 2018, the cash used was a result of the net purchases of investments held to maturity and cash used to purchase property and equipment and expenditures for patents.
 Financing activities provided cash of $1.4 million in the first six months of 2019 as a result of the exercise of Private Placement Warrants - 2016, which resulted in the issuance of over 485,000 shares of common stock. Financing activities provided cash of $21.5 million in the first six months of 2018 as a result of the net proceeds from the sale of equity securities in an underwritten public offering completed in March 2018 along with the underwriter overallotment option exercised in April 2018.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to such risk factors during the period ended June 30, 2019.
Item 5.                        Other Information
On August 2, 2019, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2019 Incentive Bonus Program for their performance during the second quarter of 2019. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on August 19, 2019.

Executive Officers	Number of RSU Shares
Martin McDermut	11,663
Robert Hammond	5,027
Neal Fenzi	3,692

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1*	Amendment No. 3 to Registrant's Amended and Restated 2014 Omnibus Incentive Plan	8-K	001-36467	10.1	6/12/2019

10.2*	Amended and Restated Restricted Stock Unit Agreement, dated June 11, 2019, between the Registrant and George B. Holmes	8-K	001-36467	10.2	6/12/2019

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.
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

Date:	August 8, 2019	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)