Form 10-Q
period 2019-09-30
Resonant Inc
filed 2019-11-07
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

As of November 5, 2019, the issuer had 32,534,699 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,663,000	$4,394,000
Investments held-to-maturity	—	16,863,000
Accounts receivable	2,006,000	165,000
Prepaid expenses and other current assets	262,000	364,000
TOTAL CURRENT ASSETS	16,931,000	21,786,000

PROPERTY AND EQUIPMENT
Property and equipment	4,143,000	3,784,000
Less: Accumulated depreciation and amortization	(2,433,000)	(1,797,000)
PROPERTY AND EQUIPMENT, NET	1,710,000	1,987,000

NONCURRENT ASSETS
Intangible assets, net	1,511,000	1,374,000
Restricted cash	211,000	211,000
Goodwill	808,000	817,000
Operating lease right-of-use assets	2,642,000	—
Other assets	68,000	69,000
TOTAL NONCURRENT ASSETS	5,240,000	2,471,000
TOTAL ASSETS	$23,881,000	$26,244,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$948,000	$695,000
Accrued expenses	272,000	464,000
Accrued salaries and payroll related expenses	1,751,000	1,835,000
Deferred revenue	2,109,000	271,000
Operating lease liabilities, current	600,000	—
TOTAL CURRENT LIABILITIES	5,680,000	3,265,000
LONG-TERM LIABILITIES
Deferred rent	—	81,000
Operating lease liabilities, net of current portion	2,217,000	—
TOTAL LIABILITIES	7,897,000	3,346,000

Commitments and contingencies (Note 11)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 32,489,179 outstanding as of September 30, 2019, and 47,000,000 authorized and 27,391,290 outstanding as of December 31, 2018	32,000	27,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	130,623,000	115,450,000
Accumulated other comprehensive loss	(25,000)	(15,000)
Accumulated deficit	(114,646,000)	(92,564,000)
TOTAL STOCKHOLDERS’ EQUITY	15,984,000	22,898,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,881,000	$26,244,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$79,000	$115,000	$276,000	$396,000

OPERATING EXPENSES
Research and development	4,609,000	3,584,000	13,628,000	10,185,000
Sales, marketing and administration	2,952,000	3,002,000	8,931,000	8,500,000
TOTAL OPERATING EXPENSES	7,561,000	6,586,000	22,559,000	18,685,000
NET OPERATING LOSS	(7,482,000)	(6,471,000)	(22,283,000)	(18,289,000)

OTHER INCOME (EXPENSE)
Interest and investment income	42,000	177,000	220,000	323,000
Other expense	(7,000)	8,000	(18,000)	4,000
TOTAL OTHER INCOME, NET	35,000	185,000	202,000	327,000

LOSS BEFORE INCOME TAXES	(7,447,000)	(6,286,000)	(22,081,000)	(17,962,000)
Provision for (benefit from) income taxes	—	(11,000)	1,000	(19,000)
NET LOSS	$(7,447,000)	$(6,275,000)	$(22,082,000)	$(17,943,000)

Foreign currency translation adjustment, net of tax	(16,000)	10,000	(10,000)	(5,000)
COMPREHENSIVE LOSS	$(7,463,000)	$(6,265,000)	$(22,092,000)	$(17,948,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.26)	$(0.23)	$(0.78)	$(0.73)
Weighted average shares outstanding — basic and diluted	29,169,495	27,006,046	28,295,248	24,645,658

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	27,391,290	$27,000	$115,450,000	$(92,564,000)	$(15,000)	$22,898,000
Vesting of restricted stock units	116,997	—	—	—	—	—
Stock-based compensation	—	—	1,040,000	—	—	1,040,000
Exercise of warrants	140,000	—	400,000	—	—	400,000
Net loss	—	—	—	(7,137,000)	—	(7,137,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	(10,000)	(10,000)
Balance, March 31, 2019	27,648,287	$27,000	$116,890,000	$(99,701,000)	$(25,000)	$17,191,000
Vesting of restricted stock units	334,774	—	—	—	—	—
Stock-based compensation	—	—	1,460,000	—	—	1,460,000
Exercise of warrants	346,809	1,000	986,000	—	—	987,000
Net loss	—	—	—	(7,498,000)	—	(7,498,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	16,000	16,000
Balance, June 30, 2019	28,329,870	$28,000	$119,336,000	$(107,199,000)	$(9,000)	$12,156,000
Vesting of restricted stock units	198,749	—	—	—	—	—
Stock-based compensation	—	—	1,351,000	—	—	1,351,000
Issuance of common stock	3,960,560	4,000	9,936,000	—	—	9,940,000
Net loss	—	—	—	(7,447,000)	—	(7,447,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	(16,000)	(16,000)
Balance, September 30, 2019	32,489,179	$32,000	$130,623,000	$(114,646,000)	$(25,000)	$15,984,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	19,511,276	$20,000	$88,447,000	$(67,748,000)	$(7,000)	$20,712,000
Vesting of restricted stock units	184,818	—	—	—	—	—
Stock-based compensation	—	—	1,108,000	—	—	1,108,000
Sales of common stock, net of offering costs	5,714,286	6,000	18,375,000	—	—	18,381,000
Exercise of warrants	15,000	—	43,000	—	—	43,000
Common stock issued in exchange of warrants	242,913	—	—	—	—	—
Net loss	—	—	—	(5,716,000)	—	(5,716,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	21,000	21,000
Balance, March 31, 2018	25,668,293	$26,000	$107,973,000	$(73,464,000)	$14,000	$34,549,000
Vesting of restricted stock units	293,998	—	—	—	—	—
Stock-based compensation	—	—	1,639,000	—	—	1,639,000
Sales of common stock, net of offering costs	857,142	1,000	2,808,000	—	—	2,809,000
Exercise of warrants	74,142	—	217,000	—	—	217,000
Exercise of stock options	4,692	—	14,000	—	—	14,000
Net loss	—	—	—	(5,952,000)	—	(5,952,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	(36,000)	(36,000)
Balance, June 30, 2018	26,898,267	$27,000	$112,651,000	$(79,416,000)	$(22,000)	$33,240,000
Vesting of restricted stock units	142,447	—	—	—	—	—
Stock-based compensation	—	—	1,349,000	—	—	1,349,000
Net loss	—	—	—	(6,275,000)	—	(6,275,000)
Foreign currency translation adjustments, net of tax	—	—	—	—	10,000	10,000
Balance, September 30, 2018	27,040,714	$27,000	$114,000,000	$(85,691,000)	$(12,000)	$28,324,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,082,000)	$(17,943,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735,000	600,000
Benefit from income taxes	—	(41,000)
Stock-based compensation	4,200,000	3,958,000
Non-cash loss on disposal of assets	1,000	8,000
Non-cash investment income	—	(63,000)
Non-cash patent write-off	104,000	87,000
Right-of-use asset amortization	440,000	—
Changes in assets and liabilities:
Accounts receivable	(1,841,000)	(2,000)
Prepaid expenses and other current assets	102,000	206,000
Other assets	1,000	(50,000)
Accounts payable	280,000	88,000
Accrued expenses	101,000	(82,000)
Accrued salaries and payroll related expenses	(433,000)	(437,000)
Operating lease liabilities	(346,000)	—
Deferred revenue	1,838,000	46,000
Deferred rent	—	47,000
Net cash used in operating activities	(16,900,000)	(13,578,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	—	16,000
Purchases of property and equipment	(715,000)	(865,000)
Expenditures for patents	(306,000)	(157,000)
Redemption of investments held-to-maturity	29,295,000	39,590,000
Purchase of investments held-to-maturity	(12,432,000)	(48,411,000)
Net cash provided by (used in) investing activities	15,842,000	(9,827,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from private placement offering	9,940,000	—
Net proceeds from the sale of common stock from underwritten public offering	—	21,190,000
Proceeds from exercise of stock options	—	14,000
Proceeds from exercise of warrants	1,387,000	260,000
Net cash provided by financing activities	11,327,000	21,464,000
Effects of exchange rates on cash, cash equivalents and restricted cash	—	(2,000)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,269,000	(1,943,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	4,605,000	19,624,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$14,874,000	$17,681,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1,000	$3,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Restricted stock units issued in settlement of liability	$349,000	$1,004,000
Property and equipment included in accounts payable	$37,000	$124,000
Property and equipment included in accrued liabilities	$16,000	$282,000
Patents included in accounts payable	$70,000	$32,000
Patents included in accrued liabilities	$2,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
	2019	2018
Cash and cash equivalents	$14,663,000	$17,470,000
Restricted cash	211,000	211,000
Total cash, cash equivalents and restricted cash	$14,874,000	$17,681,000

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

Using our innovative software platform we have developed an IP portfolio of more than 200 patents filed or issued, with more than 40 filed or issued targeting XBAR technology, including application to 5G. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF, front-ends for the mobile device industry.  The RF front-end, or RFFE, is the circuitry in a mobile device responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  The software platform we continue to develop is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.
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
We have earned minimal revenues since inception, and our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.  At September 30, 2019 and December 31, 2018, we had incurred accumulated losses of $114.6 million and $92.6 million, respectively. The losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up, financing and public company costs.  We expect to continue to incur substantial costs as we continue to engage customers, increase the number of devices under design and build the infrastructure to support our anticipated growth.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of September 30, 2019 consist of existing cash and cash equivalents totaling $14.7 million, which includes approximately $9.9 million in proceeds from our private placement of common stock that closed in September 2019. In the first nine months of 2019, we used approximately $17.9 million of cash and investments for operating activities, the purchase of property and equipment, and expenditures for patents. Due to these conditions, along with anticipated increases in expenses, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations into June of 2020. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2018 filed with the SEC on March 14, 2019. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash as of September 30, 2019 and December 31, 2018 consists of a $211,000 pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our corporate headquarters. See also Note 9 - Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at September 30, 2019 and December 31, 2018.
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
Intangible Assets, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At September 30, 2019 and December 31, 2018, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as we no longer plan to pursue them. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—At September 30, 2019 and December 31, 2018, goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As of January 1, 2019, we have adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test.
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
In most cases, upfront non-refundable payments related to design development are recognized over a period of 12 to 18 months. Contracts generally include upfront non-refundable fees, intended to support our initial engineering product development efforts, and may include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive. At contract inception, we assess the likelihood of achieving milestones to estimate the total consideration we believe we will receive for our services.
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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of September 30, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three and nine months ended September 30, 2019 and 2018.
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
Summary of changes in contract assets and liabilities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Contract assets
Contract assets, beginning	$36,000	$67,000
Contract assets at beginning of year transferred to accounts receivable	(36,000)	(43,000)
Reversal of contract assets due to changes in transaction price	(8,000)	(24,000)
Contract assets recorded on contracts during the period	8,000	3,000
Contract assets, ending	$—	$3,000

Contract liabilities
Contract liabilities, beginning	$271,000	$146,000
Recognition of revenue included in beginning of year contract liabilities	(199,000)	(92,000)
Contract liabilities, net of revenue recognized on contracts during the period	2,037,000	132,000
Foreign currently translation	$—	$1,000
Contract liabilities, ending	$2,109,000	$187,000
The following table presents our disaggregated revenue by region and source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by geographic region:
United States	$79,000	$96,000	$276,000	$338,000
Switzerland	—	19,000	—	58,000
Total revenue	$79,000	$115,000	$276,000	$396,000

Revenue by source:
Design services	$70,000	$85,000	$252,000	$276,000
Royalties	9,000	30,000	24,000	120,000
Total revenue	$79,000	$115,000	$276,000	$396,000

Effective September 30, 2019, we entered into a collaboration and license agreement, dated September 30, 2019, with Murata Manufacturing Co., Ltd. Pursuant to the collaboration agreement, we have agreed with Murata to collaborate on the development of proprietary circuit designs using our XBAR® technology, and we licensed to Murata rights for products in four specific radio frequencies, or bands. Murata has agreed to pay us up to an aggregate of $9.0 million as pre-paid royalties and other fees for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata may terminate the collaboration agreement at any time upon thirty (30) days prior written notice to us.
Murata’s rights to our XBAR® technology are exclusive for a period of 30 months, through March 2022, during which period we may not grant to any third party the right to develop, make, have made, use, sell, offer for sale or import any filter or resonator produced through the use of the XBAR® technology for use in mobile communication devices.
Under the collaboration agreement, the first of payment of $2.0 million was due to us, and was recorded in accounts receivable with the offset to deferred revenue at September 30, 2019. Payment was received on October 11, 2019.

NOTE 4—INVESTMENTS HELD-TO-MATURITY
We classify investments as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.
During the nine months ended September 30, 2019, we invested in commercial papers that were classified as investments held-to-maturity. As of September 30, 2019, all investments have matured. We did not recognize an other-than-temporary impairment or comprehensive gain or loss for the three and nine months ended September 30, 2019.
We recorded interest and investment income of $42,000 and $177,000 for the three months ended September 30, 2019 and 2018, respectively, and $220,000 and $323,000 for the nine months ended September 30, 2019 and 2018, respectively, associated with our cash and investment accounts.
NOTE 5—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.
In January 2018, we entered into an agreement with our founders to exchange warrants to purchase an aggregate of 249,999 shares of our common stock, with an exercise price of $0.20 per share, for an amount of shares that would equal the number of shares they would have received if exercised under a cashless exercise. The effect of exchanging the warrants for shares of our common stock was considered a modification of the award which required us to record expense for the excess of the fair value of the common stock issued over the fair value of the exchanged warrants. On the date of the exchange the fair value of the warrants was determined to be $1.6 million and the fair value of the shares of common stock issued were $1.6 million. There was a difference in fair value of $2,000 which was recorded to sales, marketing and administration expenses during the nine months ended September 30, 2018. No expense was recorded in the nine months ended September 30, 2019.
A roll-forward of warrant share activity from January 1, 2018 to September 30, 2018 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2018	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of September 30, 2018
Bridge Warrants	249,999	(249,999)	(1)	—
Consulting Warrants	12,223	(5,556)	(2)	6,667
Financing Warrants	62,530	—		62,530
Underwriting Warrants	310,500	—		310,500
IR Consulting Warrants	6,000	(6,000)	(3)	—
Private Placement Warrants - 2016	891,063	(73,000)	(4)	818,063
Underwriting Warrants - Public Offering 2016	122,175	—		122,175
Private Placement Warrants - September 2017	1,976,919	(10,600)	(5)	1,966,319
Placement Agent Warrants	98,846	—		98,846
	3,730,255	(345,155)		3,385,100

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

(4) During the nine months ended September 30, 2018, there were 73,000 warrants exercised for cash.

(5) During the nine months ended September 30, 2018, there were 10,600 warrants exercised for cash.

A roll-forward of warrant share activity from January 1, 2019 to September 30, 2019 is shown in the following table:

	Exercise Price	Expiration Date	Issued and Outstanding Warrants as of January 1, 2019	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of September 30, 2019
Consulting Warrants	$0.01	6/17/2020	6,667	—		6,667
Financing Warrants	$3.35	6/17/2020	62,530	—		62,530
Underwriting Warrants	$7.50	5/28/2019	310,500	(310,500)	(1)	—
Private Placement Warrants - 2016	$2.86	4/25/2019	818,063	(818,063)	(2)	—
Underwriting Warrants - Public Offering 2016	$4.25	9/9/2019	122,175	(122,175)	(3)	—
Private Placement Warrants - September 2017	$4.85	9/28/2020	1,966,319	—		1,966,319
Placement Agent Warrants	$4.85	9/28/2020	98,846	—		98,846
			3,385,100	(1,250,738)		2,134,362

(1)	During the nine months ended September 30, 2019, there were 310,500 warrants that expired.

(2)
During the nine months ended September 30, 2019, there were 485,000 warrants exercised for cash, 44,928 warrants that were exercised through a cashless exercise which netted 1,809 shares being issued and 288,135 warrants that expired.

(3) During the nine months ended September 30, 2019, there were 122,175 warrants that expired.
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
We entered into a securities purchase agreement, dated July 31, 2019, for the sale of an aggregate of 3,960,560 shares of common stock at a price of $2.53 per share. Gross proceeds were approximately $10.0 million with net proceeds of $9.9 million after deducting fees and operating expenses. The initial closing, for 1,193,762 shares, took place on August 9, 2019 and gross proceeds were approximately $3.0 million. The second closing with a single investor, which was subject to additional conditions, including the execution of a definitive multi-year commercial agreement with an affiliate of the investor, for 2,766,798 shares and gross proceeds of $7.0 million took place on September 30, 2019.
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
Stock Repurchase Program

On November 26, 2018, we announced that our board of directors had authorized a program to repurchase up to $4.0 million of our common stock over a 12-month period, either in the open market or through privately negotiated transactions. As of December 31, 2018, we had repurchased approximately $152,000. No purchases were made in the three and nine months ended September 30, 2019.
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Nine Months Ended September 30,
	2019	2018
Common stock warrants	2,134,362	3,385,100
Common stock options	1,338,603	1,234,967
Non-vested restricted stock unit awards	2,672,087	2,071,299
Total shares excluded from net loss per share attributable to common stockholders	6,145,052	6,691,366
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
Stock Options
During the three and nine months ended September 30, 2018, we granted incentive stock options for the purchase of 110,000 and 227,500 shares, respectively, of our common stock. The stock options have an exercise price range of $4.12 per share to $5.96 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. For the three and nine months ended September 30, 2018, the options granted had an aggregate grant date fair value of $345,000 and $738,000, respectively, utilizing the Black-Scholes option valuation model.
During the three and nine months ended September 30, 2019, we granted incentive stock options for the purchase of 25,000 and 127,000 shares, respectively, of our common stock. The stock options have an exercise price range of $1.52 per share to $3.26 per share with a term of 10 years. The stock options vest quarterly over sixteen quarters. For the three and nine months ended September 30, 2019, the options granted had an aggregate grant date fair value of $53,000 and $233,000, respectively, utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the nine months ended September 30, 2019 and 2018 using the Black-Scholes option valuation model. The fair values of stock options granted for the periods were estimated using the following assumptions:

	Stock Option Grants Awarded During the Nine Months Ended September 30, 2019	Stock Option Grants Awarded During the Nine Months Ended September 30, 2018
Stock Price	$1.52 to $3.26	$4.12 to $5.96
Dividend Yield	0.00%	0.00%
Expected Volatility	70%	70%
Risk-free interest rate	1.47% - 2.62%	2.50% - 2.98%
Expected Life	7 years	7 years
Stock-based compensation expense related to stock options was $110,000 and $125,000 for the three months ended September 30, 2019 and 2018, respectively, and $320,000 and $347,000 for the nine months ended September 30, 2019 and 2018, respectively. For all stock options, we estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. During the three and nine months ended September 30, 2019 and September 30, 2018, we applied a forfeiture rate of 10% and 6%, respectively, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity
The following is a summary of our stock option activity during the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2019	1,255,280	$4.82	$3.03	7.75
Granted	127,000	2.72	1.83	9.59
Exercised	—	—	—	—
Canceled / Forfeited	(43,677)	4.56	2.90	—
Outstanding, September 30, 2019	1,338,603	$4.63	$2.92	7.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2019	843,019	$5.02	$3.13	7.23
Vested	129,372	4.07	2.57	7.22
Exercised	—	—	—	—
Canceled / Forfeited	(15,242)	4.57	2.76	—
Exercisable, September 30, 2019	957,149	$4.90	$3.06	6.49

The following table presents information related to stock options outstanding and exercisable at September 30, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.52 – $3.15	283,183	6.58	138,521
$3.25 – $4.92	613,620	7.42	441,094
$5.01 – $6.00	281,500	5.34	234,095
$6.18 – $7.20	70,000	5.41	58,757
$7.54 – $7.80	67,800	5.43	62,182
$8.06 – $12.98	22,500	5.30	22,500
	1,338,603	6.49	957,149
     As of September 30, 2019, there was $884,000 of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The aggregate intrinsic values of outstanding stock options and vested stock options as of September 30, 2019 were $203,000 and $136,000, respectively, which represent options whose exercise price was less than the closing fair market value of our common stock on September 30, 2019 of $2.97 per share.
Restricted Stock Units Activity
We account for restricted stock units issued at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years.
During the three months ended September 30, 2019 and 2018, we recorded $1.3 million and $1.2 million, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date. During the nine months ended September 30, 2019 and 2018, we recorded $3.9 million and $3.6 million, respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date.
 A summary of restricted stock unit activity for the nine months ended September 30, 2019 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,921,594	$4.78
Granted	1,553,475	2.95
Vested	(650,520)	4.15
Forfeited	(152,462)	4.25
Outstanding at September 30, 2019	2,672,087	$3.69
As of September 30, 2019, there was $6.2 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.1 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.
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
Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2022. We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. For the three months ended September 30, 2019 and 2018, we recognized $3,000 and $6,000, respectively, and for the nine months ended September 30, 2019 and 2018, we recognized $10,000 and $18,000, respectively, of stock compensation expense in connection with this award, which is included in sales, marketing and administration expenses. The unamortized expense related to this award is $143,000 and is expected to be recognized over 3.0 years.
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
Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Research and development	$703,000	$686,000	$2,026,000	$2,033,000
Sales, marketing and administration	686,000	682,000	2,174,000	1,925,000
Total stock-based compensation	$1,389,000	$1,368,000	$4,200,000	$3,958,000
NOTE 8—INCOME TAXES
Income tax for the three months ended September 30, 2019 and 2018 was an expense of zero and a benefit of $11,000, respectively. Income tax for the nine months ended September 30, 2019 and 2018 was an expense of $1,000 and benefit of $19,000, respectively. The effective tax rate for the three and nine months ended September 30, 2019 and 2018 differed from the statutory rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets.

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
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of September 30, 2019. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.

The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheet as of September 30, 2019:

	Balance Sheet Line Item	September 30, 2019
Operating lease assets	Operating lease right-of-use assets	$2,642,000
Current operating lease liabilities	Operating lease liabilities, current	$600,000
Noncurrent operating lease liabilities	Operating lease liabilities	$2,217,000
Total operating lease liabilities	N/A	$2,817,000
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2019 is shown below:

September 30, 2019
Weighted average remaining lease term (years)	4.47
Weighted average discount rate (%)	4.75
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019:

September 30, 2019
October 1, 2019 through December 31, 2019	$179,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Total minimum lease payments	3,141,000
Less: imputed interest	(324,000)
Total operating lease liabilities	$2,817,000
Operating lease costs were $268,000 for the three months ended September 30, 2019, of which $204,000 and $64,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs were $795,000 for the nine months ended September 30, 2019, of which $597,000 and $198,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Prior to the adoption of ASC 842, we recorded rent expense for the three and nine months ended September 30, 2018 of $200,000 and $484,000, respectively, which was included in sales, marketing and administration expenses.
Cash paid for amounts included in the measurement of operating lease liabilities were $441,000 for the nine months ended September 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows.
The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows:

December 31, 2018
2019	$658,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Future minimum obligations	$3,620,000

NOTE 10—RELATED PARTY TRANSACTIONS

In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. The restricted stock units vest in full on January 1, 2020. No later than January 15, 2020, the board member shall receive an additional grant of restricted stock units equal to $100,000 of value as of the grant date, provided that, as of the grant date of the second grant, the board member is still providing the technical advisory services to the company. The second grant will vest in full on December 31, 2020. In the event the board member is still performing services to the company after 2020, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. During the three and nine months ended September 30, 2019, we recorded expenses of $8,000 in connection with cash compensation portion of the consulting agreement, which are included in general and administrative expenses. Additionally, during the three and nine months ended September 30, 2019, we recorded $42,000 related to the restricted stock unit award, which is included in research and development expenses. As of September 30, 2019, there were no amounts due to the board member under this consulting agreement.

In July 2019 we entered into a securities purchase agreement with Murata Electronics North America, Inc., an affiliate of Murata Manufacturing Co., Ltd., (“Murata”) for the sale by the Company of 2,766,798 shares of common stock of the Company, par value $0.001 per share at a price of $2.53 per Share, for gross proceeds of approximately $7.0 million. Upon closing in September 2019, Murata owned approximately 8.5% of our outstanding common stock. Concurrent with the closing, we entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd. Pursuant to the collaboration agreement, we have agreed with Murata to collaborate on the development of proprietary circuit designs using our XBAR® technology, and we licensed to Murata rights for products in four specific radio frequencies, or bands. Murata has agreed to pay us up to an aggregate of $9.0 million as pre-paid royalties and other fees for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata may terminate the collaboration agreement at any time upon thirty (30) days prior written notice to us.
Murata’s rights to our XBAR® technology are exclusive for a period of 30 months, ending in March 2022, during which period we may not grant to any third party the right to develop, make, have made, use, sell, offer for sale or import any filter or resonator produced through the use of the XBAR® technology for use in mobile communication devices. Under the collaboration agreement, the first of payment of $2.0 million was due to us, and was recorded in accounts receivable with the offset to deferred revenue at September 30, 2019. Payment was received on October 11, 2019.

NOTE 11— COMMITMENTS AND CONTINGENCIES
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
Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of September 30, 2019 and 2018, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three and nine months ended September 30, 2019 and 2018, respectively, with respect to litigation or loss contingencies.
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
We plan to expand our IP libraries, further the development of our ISN® platform and continue to develop IP associated with high frequency/high-wide bandwidth filters. While we remain a filter design licensing company, we are also investigating the potential of licensing part or all of our ISN® software design suite and certain patents, including IP associated with our XBARTM filters, to potential customers in the RFFE industry. During the third quarter of 2019, we completed an investment and commercial agreement with Murata Manufacturing Co., Ltd., the first collaboration agreement leveraging our XBAR IP. In all licensing arrangements with our customers we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions. We continue to expand our foundry program, which allows fabless companies to enter into the filter business quickly and efficiently. It is through this foundry program that we expect to engage OEM’s directly to provide a significant cost and time to market advantage.
Our costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administration expenses, and other costs associated with a late-stage development, publicly-traded technology company. We continue to add employees, as needed, to support the development of our ISN® platform, applications and system test, research and development, as well as sales, marketing and administration functions, to support our efforts.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
     Revenues. Revenues consist of the recognized portion of amounts received from customers for the development of our filter designs, milestone payments based on the achievement of specific milestones and royalties from shipments of our licensed designs. Revenues consist of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. For the three months ended September 30, 2019 and 2018, we recognized a total of $79,000 and $115,000, respectively, of revenue. For the nine months ended September 30, 2019 and 2018, we recognized a total of $276,000 and $396,000, respectively, of revenue. We expect revenues to continue to be recorded due to the $2,109,000 of deferred revenue we have recorded as of September 30, 2019. Additionally, we expect to continue to recognize royalty revenue from our license agreements.
During the third quarter of 2019, we entered into a Collaboration and License Agreement, dated as of September 30, 2019, with Murata Manufacturing Co., Ltd., pursuant to which Murata has agreed to pay us up to an aggregate of $9.0 million as pre-paid royalties and other fees for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. We received payment of the first $2.0 million under the agreement on October 11, 2019.
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
Research and development expenses increased $1.0 million, from $3.6 million in the third quarter of 2018 to $4.6 million in the third quarter of 2019 and increased $3.4 million, from $10.2 million in the first nine months of 2018 to $13.6 million in the first nine months of 2019. The increases were primarily related to higher compensation expenses from increased headcount, as well as higher development costs related to expanded activity on our ISN® platform, XBARTM and filter design development. Additional increases related to increased occupancy and software costs. We have increased our research and development employees over the past year and we anticipate that our research and development expenses will continue to increase as a result of our planned growth and expenses associated with our contract with Murata.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional and consulting fees.
Sales, marketing and administration expenses remained flat at $3.0 million in both the third quarter of 2018 and the third quarter of 2019 and increased $0.4 million from $8.5 million in the first nine months of 2018 to $8.9 million in the first nine months of 2019. The nine month increase is primarily the result of increased payroll and related costs associated with headcount increases. We anticipate that our sales, marketing and administration expenses will likely continue to increase as a result of planned growth.
Interest and Investment Income.  Interest and investment income decreased by $135,000 from $177,000 in the third quarter of 2018 to $42,000 in the third quarter of 2019 and decreased by $103,000 from $323,000 in the first nine months of 2018 to $220,000 in the first nine months of 2019, primarily due to fluctuations in cash and investment balances outstanding. We expect interest income to fluctuate in proportion to our cash and investment balances.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the nine months ended September 30, 2019 and 2018, our only tax liability was for minimum taxes in the states where we conduct business. In the nine months ended September 30, 2018, the benefit from income taxes recorded was the result of a benefit for the net change in deferred income taxes for GVR, offset by expense related to minimum state income taxes.
Liquidity and Capital Resources
Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of September 30, 2019, we have raised aggregate gross proceeds of $97.0 million through the use of loans, convertible debt and equity through an IPO, private placement financings, exercise of warrants and secondary offerings of our common stock.

We had current assets of $16.9 million and current liabilities of $5.7 million at September 30, 2019, resulting in working capital of $11.3 million.  This compares to working capital of $24.1 million at September 30, 2018 and $18.5 million at December 31, 2018.  The change in working capital is primarily the result of use of cash in our normal business operations.
Our condensed consolidated financial statements account for the continuation of our business as a going concern.  We are subject to the risks and uncertainties associated with a new business.  Our principal sources of liquidity as of September 30, 2019 consist of existing cash and cash equivalents totaling $14.7 million, which includes approximately $9.9 million in proceeds from our private placement of common stock that closed in September 2019. In the first nine months of 2019, we used approximately $17.9 million of cash and investments for operating activities, the purchase of property and equipment, and expenditures for patents. Due to these conditions, along with anticipated increases in expenses, substantial doubt exists as to our ability to continue as a going concern. After evaluation of these conditions, we believe our current resources, along with expected proceeds from forecasted billings, will provide sufficient funding for planned operations into June of 2020. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness to allow us to continue operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $16.9 million in the first nine months of 2019 and $13.6 million in the first nine months of 2018.  The increase is primarily the result of our increased loss.
Investing activities provided cash of $15.8 million in the first nine months of 2019 and used cash of $9.8 million in the first nine months of 2018.  In 2019, the cash provided was a result of net redemptions of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents. In 2018, the cash used was a result of the net purchases of investments held to maturity and cash used to purchase property and equipment and expenditures for patents.
 Financing activities provided cash of $11.3 million in the first nine months of 2019 as a result of the net proceeds from the sale of equity securities in a private placement financing completed in August and September 2019, and the exercise of Private Placement Warrants - 2016, which resulted in the issuance of over 485,000 shares of common stock. Financing activities provided cash of $21.5 million in the first nine months of 2018 as a result of the net proceeds from the sale of equity securities in an underwritten public offering completed in March 2018 along with the underwriter overallotment option exercised in April 2018, and the exercise of stock options and warrants.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to such risk factors during the period ended September 30, 2019.
Item 5.                        Other Information
On November 4, 2019, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2019 Incentive Bonus Program for their performance during the third quarter of 2019. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on November 25, 2019.

Executive Officers	Number of RSU Shares
Martin McDermut	9,011
Robert Hammond	4,452
Neal Fenzi	1,468

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1*	Collaboration and License Agreement, dated as of September 30, 2019, by and between the Registrant and Murata Manufacturing Co., Ltd					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

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

Date:	November 7, 2019	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)