Form 10-K
period 2019-12-31
Resonant Inc
filed 2020-03-13
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $51 million, based on the closing price on that date. As of March 11, 2020, the registrant had 52,447,128 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1.        BUSINESS
Overview
Resonant is a late-stage development company that has created an innovative software, intellectual property, or IP, and services platform that has the ability to increase designer efficiency, reduce the time to market and lower unit costs in the designs of filters for radio frequency, or RF, front-ends for the mobile device, automotive, medical, internet-of-things and related industries.  The RF front-end, or RFFE, is the circuitry in a device responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  The software platform we continue to develop is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  Our ISN® platform allows us to develop unique, custom designs that address the increasing complexity of the RFFE due to increasing bandwidth requirements, such as by using carrier aggregation (the combining of multiple frequencies into a single data stream to increase throughput through higher data rates), or CA, by both reducing the size of the filter and improving performance.  Our goal is to utilize our ISN® platform to support our customers in reducing their time to develop complex filter and module designs, to access new classes of filter designs, and to do it more cost effectively. Additionally, our ISN® platform has allowed us to expand our customer focus beyond just filter manufacturers by enabling a new class of customer - fabless filter manufacturers. These companies do not have their own internal filter fabrication facility, or fab, and typically already would be supplying other products in the RFFE to the original equipment manufacturers (OEMs), and, as a result do not require a protracted new vendor qualification process in order to supply parts. Through our existing customer relationships, we are able to leverage our ISN® tools to deliver cutting edge filter designs to these fabless filter manufacturers. In the second quarter of 2018, we deployed the first-ever module of our ISN® tool for evaluation, the PMTx®, designed to significantly improve design and fabrication turn times by improving fabrication process control.
We are commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile and other RFFE enabled devices. The worldwide adoption of Long Term Evolution, or LTE, as the global standard, the transition to 5G, and the use of mobile devices to access the Internet, has resulted in massive proliferation of frequency bands which, when combined with CA for higher data rates and multiple input multiple output, or MIMO, has resulted in an ever-increasing number and complexity of filters in the RFFE. We have developed and continue to expand a series of single-band designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the CA requirements of our customers. We are using our ISN® platform to efficiently integrate these designs into RF modules for our module customers. Finally, we are developing unique filter designs, enabled by ISN®, to replace multiple filters and associated componentry for many bands, with higher performance. Currently, we are leveraging ISN® to develop these designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. In 2018 we further extended ISN® for BAW designs, which has resulted in our invention of a resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric membrane, the first family of which we call XBARTM, which exhibits performance parameters suitable for 5G applications - high frequency operation, large bandwidth and high power reliability. Our success with XBARTM is dependent on our ability to develop high frequency filters utilizing these resonator structures that are successfully adopted by our targeted customers, which will be determined by our ability to show improved performance over competing products or significantly reduce the size and cost of their products.
We believe licensing our designs, either as prepaid royalties or royalties paid as products ship, is the most direct and effective means of validating our ISN® platform and related IP libraries to address this rapidly growing market.  Our target customers make part or all of the RFFE.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RFFE filters that incorporate our designs and leverage our ISN® platform.
Our customer engagement process typically begins with the execution of a Joint Development Agreement, or JDA, and License Agreement, or LA, for specific bands. Depending on the complexity of the design, we estimate that initial samples of products to OEMs, will occur typically within nine to thirty-six months following execution of a license agreement. We classify these new designs as either ISN® Ready (9-12 months), ISN® Pilot (12-18 months), ISN® Advanced (18-36 months) or ISN® Development (Custom). Following these development cycles, designs are manufactured, qualified by our customers and sampled to OEM customers. Our customers can take from three to six months to qualify a design and then the OEMs can take an additional three to six months, or longer, to qualify a design as fit for use, reliable and ready for mass production. The point at which an OEM begins taking product from our customers in mass production is typically when royalty revenues would begin. Our customer agreements typically provide for upfront design fees and royalty payments for each unit sold using our filter designs and typically last for a minimum of two years, but may be renewed for a longer period.
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
In 2019, we began development of Filter IP Standard Library designs to enable faster time to market for our customers. Further, the first Filter IP Library design was incorporated into Cadence Design Systems, Inc.'s AWR design suite, allowing module designers access to Resonant filter designs. At Mobile World Congress we showed the first 5G filter based upon XBARTM technology - an n79 filter. Subsequently, we accepted a $7.0 million investment and signed a commercial agreement for the development and license of filters for four bands based on XBARTM technology, with the industry's largest provider of filters for the RFFE. The commercial agreement provides for our receipt of up to an aggregate of $9.0 million in pre-paid royalties and other fees for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditioned upon our achievement of certain milestones and deliverables acceptable to our customer in its discretion. We received an initial payment for $2.0 million in pre-paid royalties from this customer during the fourth quarter of 2019. We finished 2019 with 12 customers and over 85 designs contracted to date.
We plan to continue to pursue filter design projects with existing and potential customers and other strategic partners. These types of arrangements may subsidize the expansion of our IP libraries and further the development of our ISN® platform, as well as offer complementary technology and market intelligence. In addition, we will continue to help develop a fabless filter eco-system to support the growth in filter volumes for our customers. We are also investigating the potential of licensing part or all of our ISN® software design suite to potential customers in the RFFE industry. However, we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions.
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
The Mobile Internet
 The need for multiplexers, duplexers and other filters in the RFFE of mobile devices continues to grow rapidly due to rising consumer demand for always-on wireless broadband. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the internet. According to Cisco, worldwide mobile data traffic grew 71% in 2017 and will grow at a compounded annual growth rate of 46% from 2017 to 2022. Cisco also predicted that smartphones will surpass 90 percent of mobile data traffic by 2022.
The exponential growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new RF spectrum, driving up the number of frequency bands in mobile devices, and thus pushing mobile phone designers to make more efficient use of spectrum.
According to Yole Development, the market for RFFE filters in mobile devices was 40.3 billion filters in 2017 and will grow to an estimated 104.5 billion filters by 2022.

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
Challenges Faced by the Mobile Device Industry
The world is progressing toward ubiquitous RF coverage in which almost all devices will be connected, most wirelessly. Technology experts predict that by 2024 there will be over 22.2 billion connected devices operating worldwide and we will be measuring mobile usage in Exabytes. This overwhelming demand for wireless data has driven the carriers and regulators to open new spectrum bands.
This substantial and rapid increase in bands has created several significant problems, including a corresponding increase in the number of filters and duplexers in mobile devices. Traditional RF front-end solutions typically require one duplexer for each frequency band. The most recent iPhones support coverage for 20 FDD-LTE and 8 TDD-LTE bands, in addition to support for previous wireless technology generations, 3G and 2G, with each band requiring a filter, either as an individual filter, a duplexer or a quadplexer, depending upon the spectrum and CA requirements. This increase in number and complexity of filters is dramatically driving up the cost of RF front-ends. In the latest global smartphones, filters and duplexers comprise more than half of the cost to the RF front-end, according to a Barclays' analysis. The dramatic increase in the number of filters required, which includes Chip Scale Package, or CSP, Wafer Level Package, or WLP, filters, duplexers, quadplexers, with multiple sizes and multiple packaging substrates, each requiring a new design, requires an increase in design capacity, or improved design efficiency. ISN® improves the design efficiency by accurately modeling the performance of acoustic wave filters.
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
In addition, the higher frequency 4G bands tend to use relatively expensive BAW technology. Phone OEMs would prefer to use SAW technology because of its lower cost and smaller size. However, conventional filter designs using SAW technology do not perform adequately in high frequency bands or in bands with closely spaced receive and transmit channels, typical of many new bands.
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
Our Technology
RFFE module companies currently produce filters internally or purchase filters from third-party manufacturers, such as Broadcom, Murata, Taiyo-Yuden and RF360. These module companies and filter manufacturers design filters using their own internal resources, which we believe are proving insufficient to meet the explosive growth in both total global filter demand and unique filter designs, as well as the increasingly complex filter requirements necessitated in part by crowded spectrum and carrier aggregation. We believe that our patented ISN® technology will enable us to design complex filter products at approximately half the unit cost and in approximately half the time of traditional approaches. ISN® can be summarized as a three-step process:

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
Our Commercialization Plan
We will continue to pursue filter design projects with existing and potential customers and other strategic partners, and we believe licensing our designs is the most direct and effective means of delivering our solutions to the market and validating the technical advantages of our tools, IP and team. In addition, we will continue to help develop a fabless filter eco-system to support the growth in the filter volumes for our customers. We intend to retain ownership of our technology, designs and related improvements and charge royalties based on sales of filters that incorporate our designs. We do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee. Our strategy is to establish and leverage alliances with customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, thus combining their own particular strengths with ours to provide an extensive array of solutions and to develop and license filter designs that offer improvements in the time to develop, cost, size and performance of RFFEs. The goal for our designs is to improve profit margins and increase market share for our customers.
Our customers are filter manufacturers, RFFE module manufacturers, RF active and passive component suppliers and potentially mobile handset OEMs. Currently, for most of our customers, we license specific, custom designs. In the fourth quarter of 2018 we introduced and announced the first customer for our standard IP filter library of products. In these cases we develop a standard design at one of our qualified foundries and customers can then license this design without paying for or waiting for completion of development, hence minimizing their cost and reducing time to market. We charge royalties at a fixed amount per filter or as a percentage of sales price. In October 2019, we announced a commercial agreement with the industry's largest provider of filters for the RFFE to develop and license filters based on XBARTM technology. In this case, the customer agreed to pay up to an aggregate of $9.0 million in pre-paid royalties and other fees for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to our customer in its discretion. We expect to generate substantially all of our near-term revenues with these types of licensing arrangements. Each filter design and related royalty stream is expected to have a finite commercial life as mobile devices continue to evolve. Our plan is to offer our customers replacement designs as existing designs become obsolete.
We anticipate that once a development and license agreement is signed and design begins, there could be 21 to 48 months before the start of royalty payments under a particular license, depending on the complexity and scope of the engagement.
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

Single Band Designs
We continue to develop a series of SAW filter designs for RF frequency bands presently dominated by the larger and more expensive BAW filters. In 2018, we continued to develop single band, SAW filter designs for customers. Some of these filter designs are for duplexers that have historically been TC-SAWs or BAWs while others are for discrete SAW filters that may need improvements in performance, size or cost. The single band designs included WiFi Co-Existence filters, which pass licensed wireless frequencies, while protecting WiFi from interference, and designs for module applications which require wafer-level packaging (WLP) and modeling of the module board. We believe that, using our ISN® technology, combined with our experience and know-how, we can design innovative SAW filters that meet the performance requirements for many of these bands but at significantly less cost than that of BAW filters they would replace.  These single band filter designs are the earliest opportunity for royalty revenues, and represented the nominal royalty revenues in 2018. In 2018 and 2019, we continued to develop single band designs using TC-SAW processes in order to take advantage of the improved temperature stability.
Multiplexer Designs
Wireless carriers worldwide are experiencing increasing demand for higher data speeds. CA allows multiple data streams from different frequencies to be added together to provide increased data rate for the mobile users. However, CA further complicates the required filter characteristics. Quadplexers, (4-RF path multiplexer) as described above, enable CA on both receive and transmit paths and reduce the RFFE complexity by reducing the number of switches, but the complexity of the filters themselves increases dramatically. During 2018, we expanded our capability to optimize the performance of quadplexers on OEM phone-boards in order to help our customers demonstrate "real world" performance. During 2019, we expanded our capability to produce TC-SAW and high power quadplexer designs. We believe that our ISN® technology is ideally suited to these difficult filter design problems that cover a wide frequency range with much more demanding performance requirements.
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
Intellectual Property
We have an active program protecting our proprietary technology. In protecting our technology, we make use of patent protection, trade secret protection, trademark protection and mask works protection. To maximize these protections, we maintain active intellectual property development and protection programs, including with respect to patents, trade secrets, trademarks and mask works.
Our patent portfolio reflects both the initial technology originated at and contributed to us by Superconductor Technologies Inc., or STI, as well as our own patent filings since our founding, and continues to be the result of an active and ongoing program to identify, protect and commercialize our intellectual property. This program includes the development of a comprehensive patent strategy. We engage in a thorough process of patent landscaping that provides an in-depth analysis of not only the markets we are addressing, but also adjacent markets, so that we can tactically and strategically protect our position in the market through patent filings. We also routinely use specialized outside firms to assist in these endeavors. These firms assist with invention identification, intellectual property strategy and competitive landscape analysis. Through our landscaping and advanced product development processes we have plans to file additional patents in 2020.

Our patent portfolio comprises more than 200 issued and pending U.S. and foreign patents, with more than 50 targeting 5G. This patent portfolio relates primarily to the following subject matters:
•Physical Implementation
•Semiconductor materials and processes
•Resonator and filter designs
•Design Synthesis and Optimization Speed
•Network Synthesis
•Image Design
•Circuit Designs
•Simulation Accuracy
•Next Generation Designs/Architectures
•Simplifying the RFFE
•Circuit Structure
•Critical Design Requirements
•Power handling and linearity
•Temperature dependence
•Yield Analysis

We have a formal trade secret program to identify and protect technologies and know-how that derive significant economic value from being secret. This program is managed to provide the optimal levels of protection and competitive advantage to us. We protect our trade secrets and other proprietary information by maintaining the secrecy of such information, including by requiring confidentiality agreements from all our employees, consultants and third parties having access to such information. We have a number of trade secrets already protected in this program and we expect to add more such trade secrets into the program in 2020.
We have also registered U.S. trademarks for ‘‘Resonant®’’, ‘‘ISN®”, “Infinite Synthesized Networks®’’ , “XBAR®” and “PMTx®’’.
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
Employees
We have 77 employees as of December 31, 2019, 58 of which are on our technical staff and 19 of which are devoted to finance, sales, marketing and administration matters.  We also use several outside consultants.

Where You Can Find Other Information
Our principal executive offices are located at 175 Cremona Drive, Suite 200, Goleta, California 93117, and our
telephone number is 805-308-9803. We also have development offices in Burlingame, California and Neuchatel, Switzerland and lease office space in Austin, Texas as well as Anyang, South Korea. Our website address is www.resonant.com. The information contained on, or that can be accessed through, our website is not a part of this report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov.

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
As of December 31, 2019, our accumulated deficit totaled $122.5 million. During 2019 our net loss totaled $29.9 million and we used $21.9 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2019 we had cash and cash equivalents of $10.7 million. In February 2020 we completed a common stock equity offering that netted $26.3 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into early 2021. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current contracts and entering into new prepaid and paid up royalty arrangements, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We have a history of operating losses and we may never achieve or maintain profitability or positive cash flows.

We have a limited operating history and utilize planned milestones for investors to evaluate our progress. We have generated minimal revenues and we have a history of losses from operations with an accumulated deficit as of December 31, 2019 of $122.5 million. Our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to refine existing technology, develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies.  Our ability to generate revenues and achieve profitability and, ultimately, positive cash flows, may depend on whether we can obtain additional capital when we need it and will depend on whether we continue to refine our technology and find additional customers who will license our designs.  There can be no assurance that we will ever generate meaningful revenues, or that the revenues we do generate will be sufficient to achieve profitability and positive cash flows.
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
As we generate revenue, we expect our quarterly and annual operating results to fluctuate significantly due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

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

•	the occurrence of M&A activities; and

•	acts of terrorism or violence and international conflicts or crises, including pandemic events and the spread of disease.

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

Additionally, as we continue to expand our business in China, the application and interpretation of China’s intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in China will become more important to our business. Historically, China’s protection of intellectual property rights has been less stringent and robust compared to other countries such as the United States, and consequently intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Monitoring and preventing unauthorized use is also difficult and the measures we take to protect our intellectual property rights may not be adequate. Accordingly, infringement of our intellectual property rights poses a serious risk of doing business in China.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, products and services could be harmed significantly.
In addition to seeking patents for some of our technologies, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, collaborators, advisors, independent contractors and other third parties. We also enter into confidentiality, non-competition, non-solicitation, and invention assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Additionally, we also seek to preserve the integrity and confidentiality of our technologies and trade secrets by maintaining physical and electronic security of our premises and information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for such breaches. Furthermore, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures that we have followed to prevent such disclosure are or will be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.

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

Our worldwide operations are subject to political, legal and economic risks and catastrophic events, such as natural disasters, war, acts of terrorism and epidemics that could disrupt the business of our customers or harm our facilities, which could have a material adverse effect on us.
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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions, war, acts of terrorism, pandemic events and the spread of disease (including the recent outbreak of the coronavirus commonly referred to as “COVID-19”), all of which are outside of our control and could disrupt manufacturing or other operations. For example, our Goleta and Burlingame operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues, safety issues, natural disasters, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
Our business could be adversely affected by the effects of widespread public health epidemics that are beyond our control.
Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (“COVID-19”), initially limited to a region in China and now affecting the global community, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, production of filters incorporating our designs in Asia, employee mobility and productiveness, temporary closure of third party facilities, and other services provided by third party service providers, any of which could have an adverse impact on our business and our financial results.
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

Changes in U.S. tax laws and regulations, including the Tax Cuts and Jobs Act of 2017, may have a material adverse effect on our business, cash flow, operating results, and financial condition.

Changes in tax laws and regulations, or changes in the interpretation of tax laws and regulations by federal or state authorities, may have a material adverse effect our business, cash flows, operating results or financial condition. The federal government recently enacted the Tax Cuts and Jobs Act of 2017, which contains many significant changes to federal income tax laws, including a reduction to the U.S. Corporate income tax rate. The reduction in the tax rate, for 2018 and forward, impacted our deferred tax assets as of December 31, 2017 by $6.8 million, which would have been recognized as tax expense if we did not have a full valuation allowance recorded against our deferred tax assets. Changes in corporate tax rates and the deductibility of expenses contained in the 2017 Tax Act or other tax reform legislation could have a material impact on the future value of our deferred tax assets, could result in significant one-time costs or expenses in the current or future taxable years, and could increase our future U.S. tax expense. In addition, foreign governments or U.S. states may enact tax laws in response to the 2017 Tax Act that could result in further changes to taxation applicable to us and materially affect our operating results and financial condition.

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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock, in the aggregate, beneficially own approximately 22% of the outstanding shares of our common stock as of February 5, 2020.  As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are required to evaluate and have audited our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation and audit could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting and have our internal control over financial reporting audited by our independent registered public accounting firm. Management’s report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, or if our accounting firm issues an adverse report on how our controls are documented, designed or operating, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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

In 2015, a putative class action lawsuit and shareholder derivative lawsuit were filed against us and certain of our directors and officers, which lawsuits were settled in November 2017 and August 2018, respectively. Lawsuits of this nature may divert financial and management resources that would otherwise be used to benefit our operations. Although we denied the material allegations in the lawsuits and defended ourselves vigorously, defending the lawsuits resulted in substantial costs. In addition, we may be the target of securities-related litigation in the future. Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition. We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure you that it will. Further, if we are subject to future litigation, the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors of the Company.

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
Changes in China’s economic, political or social conditions or government policies, including rising tensions between China and the United States, could have a material adverse effect on our business and results of operations.
Our business, prospects, financial condition and results of operations may be significantly affected by the political, economic and social climate in China, including without limitation the rising tensions in the relationships between China, surrounding Asian countries, and the United States. As a result, our customers may incur increases in costs due to changes in tariffs, import or export restrictions (or other trade barriers), or unexpected changes in regulatory requirements, which could harm our business. Given the relatively fluid regulatory environment in China, there could be additional tax or other regulatory changes in the future. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, foster the emergence of Chinese-based competitors, decrease the demand for our customers’ products in China, or reduce the supply of critical materials for our customers’ products, which could have a material adverse effect on our business and results of operations.
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
Developments stemming from changes in Government administrations, both foreign and domestic, including the imposition of tariffs and export restrictions and other changes in government trade policies, could limit our ability to license our designs, which could adversely affect our business.
Changes in Government administration could result in changes to political, regulatory and economic laws, policies and conditions that could severely and negatively impact our business. For example, the Trump administration negotiated a new North American trade pact to replace the North American Free Trade Agreement, withdrew the United States from the Trans-Pacific Partnership (TPP), and has imposed tariffs on goods imported into the United States, including from China, which has imposed retaliatory tariffs affecting certain products manufactured in the United States. Our customers are located around the world, and we expect that international sales will comprise a substantial portion of total sales in the future. In addition, we expect that products utilizing our designs will be produced, assembled and tested at third-party manufacturing facilities located primarily in Asia. Changes in U.S. political, regulatory and economic conditions or laws and policies governing U.S. tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could adversely affect our operating results and our business. For example, imposition of tariffs on our customers’ products that are imported from China to the United States could harm sales of such products, which would harm our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation
Changes in current laws or regulations or the imposition of new laws or regulations could impede the license of our designs or otherwise harm our business.
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
Holders of Record
As of December 31, 2019, we had 37 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Recent Sales of Unregistered Securities
On August 8, 2019, we issued restricted stock units, or LHA RSUs, for an aggregate of 21,000 shares of our common stock to key principals of LHA Investor Relations, or LHA, as partial consideration for investor relations advisory services to be rendered by LHA. Of the shares underlying the LHA RSUs, 5,250 shares vested on December 1, 2019 and 5,250 shares will vest on each December 1, 2020, 2021 and 2022 so long as LHA continues to provide investor relations advisory services to us. The issuance of the LHA RSUs was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. Each of the recipients of the LHA RSUs represented that such recipient was an "accredited investor", and that such recipient was acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of the LHA RSUs had adequate access to information about Resonant, and the issuance of the securities was made without any general solicitation or advertising.
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

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For the years ended December 31, 2019 and 2018, we recognized $735,000 and $524,000, respectively, of revenue. The increase was primarily a result of the collaboration and license agreement we signed in September 2019 with a major Tier 1 RF filter manufacturer. We have recorded $1.7 million of deferred revenue as of December 31, 2019, which we expect to recognize over the next year. Additionally, we expect to continue to recognize royalty revenue from our license agreements.
Research and Development.  These expenses relate to direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers, and consist primarily of the compensation costs of employees and consultants, including stock-based compensation, and to a lesser extent development related costs for facilities, equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction.

Research and development expenses increased $4.6 million from $14.3 million in 2018 to $18.9 million in 2019.  The increase was primarily related to higher compensation expense of $2.4 million associated with increased headcount, higher development costs of $1.2 million related to our ISN® software development, XBAR® technology development and expanded activity on our filter designs under development, and $640,000 of increased occupancy expenses. During the year ended December 31, 2019, we expanded our research and development employees from 46 at the beginning of the year to 58 at the end of the year. We anticipate that our research and development expenses may continue to increase as a result of anticipated growth.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees and consultants, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional fees.
Sales, marketing and administration expenses increased $494,000, from $11.5 million in 2018 to $12.0 million in 2019. The increases primarily related to compensation expense associated with headcount changes and consultants, as well as additional public company costs as we became subject to section 404(b) of the Sarbanes-Oxley Act, which required us to obtain auditor attestation over our system of internal controls for financial reporting. During the year ended December 31, 2019, our sales, marketing and administration employees decreased from 21 at the beginning of the year to 19 at the end of the year. We anticipate that our sales, marketing and administration expenses may continue to increase as a result of anticipated growth.
Interest and Investment Income.  Interest and investment income decreased by $228,000 from $481,000 in 2018 to $253,000 in 2019 primarily due to decreased cash and investment balances. We expect interest income to fluctuate in proportion to our cash and investment balances.
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
As of December 31, 2019, we have raised aggregate gross proceeds of $97.1 million through the use of loans, convertible debt and equity through an IPO, private placement financings and secondary offerings of our common stock.
We had current assets of $11.1 million and current liabilities of $6.3 million as of December 31, 2019, resulting in working capital of $4.8 million. This compares to working capital of $18.5 million as of December 31, 2018. The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
As of December 31, 2019, our accumulated deficit totaled $122.5 million. During 2019 our net loss totaled $29.9 million and we used $21.9 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2019 we had cash and cash equivalents of $10.7 million. In February 2020 we completed a common stock equity offering that netted $26.3 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into early 2021. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current contracts and entering into new prepaid and paid up royalty arrangements, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $50.0 million, subject to potential limitations on the amount of securities we may sell in any twelve-month period. As of February 14, 2020, we have raised a total of $28.8 million of gross proceeds from the sale of 19,166,667 shares of our common stock, leaving approximately $21.2 million of securities available for issuance pursuant to the Form S-3. The Form S-3 will expire in November 2021.
Cash Flow Analysis
Operating activities used cash of $20.7 million in 2019 and $18.1 million in 2018.  The increase is primarily the result of our increased loss.
Investing activities provided cash of $15.6 million in 2019 and used cash of $18.2 million in 2018. In 2019, the cash provided was a result of the redemptions of investments held to maturity in excess of purchases of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents. In 2018, the cash used was a result of the purchase of investments held to maturity in excess of redemptions of investments held to maturity and cash used to purchase property and equipment and expenditures for patents.
Financing activities provided cash of $11.3 million in 2019 and $21.3 million in 2018. The cash provided in 2019 was the result of net proceeds from the sale of equity securities in our private placement financing completed in September 2019 and net proceeds from the exercises of warrants for cash. The cash provided in 2018 was the result of net proceeds from the sale of equity securities in an underwritten public offering completed in March 2018 along with the underwriter overallotment option exercised in April 2018, partially offset by cash used for the repurchase of common stock under an authorized stock repurchase program.
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
Purchasing Commitments
We have non-cancelable purchasing commitments that we incur in the ordinary course of business. The purchase commitments covered by these agreements are for less than one year and aggregate to $824,000 as December 31, 2019.
Operating Leases
We lease various office facilities, including our corporate headquarters in Goleta, California, as well as our offices in Burlingame, California, Austin, Texas and Anyang, South Korea under operating lease agreements. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.
Commitments
As of December 31, 2019, our principal commitments consisted of obligations under our purchasing commitments and the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Purchasing commitments	$824,000	$824,000	$—	$—	$—
Operating lease commitments	$2,962,000	$726,000	$1,305,000	$931,000	$—
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
Stock-Based Compensation—We account for stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. We use the Black-Scholes option valuation model for estimating fair value at the date of grant and recognize the expense over the vesting period.
We account for restricted stock units at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method. The fair value of non-employee restricted stock units awarded are remeasured as the awards vest, and the resulting increase or decrease in fair value, if any, is recognized as an increase or decrease to compensation expense in the period the related services are rendered.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Resonant Inc.
Goleta, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resonant Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated significant revenues since inception to enable profitability and expects to continue to incur significant losses. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.
Sherman Oaks, California
March 12, 2020

RESONANT INC.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,688,000	$4,394,000
Investments held-to-maturity	—	16,863,000
Accounts receivable	78,000	165,000
Prepaid expenses and other current assets	375,000	364,000
TOTAL CURRENT ASSETS	11,141,000	21,786,000
PROPERTY AND EQUIPMENT
Property and equipment	4,519,000	3,784,000
Less: Accumulated depreciation and amortization	(2,634,000)	(1,797,000)
PROPERTY AND EQUIPMENT, NET	1,885,000	1,987,000
NONCURRENT ASSETS
Domain name and other intangibles, net	33,000	79,000
Patents, net	1,543,000	1,295,000
Restricted cash	150,000	211,000
Goodwill	831,000	817,000
Operating lease right-of-use assets	2,496,000	—
Other assets	68,000	69,000
TOTAL NONCURRENT ASSETS	5,121,000	2,471,000
TOTAL ASSETS	$18,147,000	$26,244,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,100,000	$695,000
Accrued expenses	521,000	464,000
Accrued salaries and payroll related expenses	2,368,000	1,835,000
Deferred revenue	1,731,000	271,000
Operating lease liabilities, current	612,000	—
TOTAL CURRENT LIABILITIES	6,332,000	3,265,000
LONG-TERM LIABILITIES
Deferred rent	—	81,000
Operating lease liabilities, net of current portion	2,059,000	—
TOTAL LIABILITIES	8,391,000	3,346,000
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 33,156,246 outstanding as of December 31, 2019 and 27,391,290 outstanding as of December 31, 2018	33,000	27,000
Preferred stock, $0.001 par value, 3,000,000 shares authorized and none outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	132,214,000	115,450,000
Accumulated other comprehensive income and (loss)	1,000	(15,000)
Accumulated deficit	(122,492,000)	(92,564,000)
TOTAL STOCKHOLDERS’ EQUITY	9,756,000	22,898,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,147,000	$26,244,000
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31, 2019	Year Ended December 31, 2018
REVENUES	$735,000	$524,000
OPERATING EXPENSES
Research and development	18,854,000	14,271,000
Sales, marketing and administration	12,040,000	11,546,000
TOTAL OPERATING EXPENSES	30,894,000	25,817,000
NET OPERATING LOSS	(30,159,000)	(25,293,000)
OTHER INCOME (EXPENSE)
Interest and investment income	253,000	481,000
Other expense	(21,000)	(3,000)
TOTAL OTHER INCOME (EXPENSE)	232,000	478,000
LOSS BEFORE INCOME TAXES	(29,927,000)	(24,815,000)
Provision for income taxes	1,000	1,000
NET LOSS	$(29,928,000)	$(24,816,000)

Foreign currency translation adjustment, net of tax	$16,000	$(8,000)
COMPREHENSIVE LOSS	$(29,912,000)	$(24,824,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.02)	$(0.98)
Weighted average shares outstanding — basic and diluted	29,409,776	25,290,426
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income and (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	19,511,276	$20,000	$88,447,000	$(67,812,000)	(7,000)	$20,648,000
Cumulative effect due to adoption of new accounting standard, net of tax	—	—	—	64,000	—	64,000
Vesting of restricted stock units	1,051,939	1,000	—	—	—	1,000
Stock-based compensation	—	—	5,698,000	—	—	5,698,000
Sale of common stock, net of offering costs	6,571,428	6,000	21,183,000	—	—	21,189,000
Exercises of warrants	89,142	—	260,000	—	—	260,000
Common stock issued in exchange for warrants	242,913	—	—	—	—	—
Exercises of stock options	4,692	—	14,000	—	—	14,000
Repurchase and retirement of common stock	(80,100)	—	(152,000)	—	—	(152,000)
Net loss	—	—	—	(24,816,000)	—	(24,816,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	(8,000)	(8,000)
Balance, December 31, 2018	27,391,290	27,000	115,450,000	(92,564,000)	(15,000)	22,898,000
Vesting of restricted stock units	1,317,587	1,000	—	—	—	1,000
Stock-based compensation	—	—	5,463,000	—	—	5,463,000
Sale of common stock, net of offering costs	3,960,560	4,000	9,915,000	—	—	9,919,000
Exercises of warrants	486,809	1,000	1,386,000	—	—	1,387,000
Net loss	—	—	—	(29,928,000)	—	(29,928,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	16,000	16,000
Balance, December 31, 2019	33,156,246	$33,000	$132,214,000	$(122,492,000)	$1,000	$9,756,000
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2019		Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,928,000)		$(24,816,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	985,000		840,000
Stock-based compensation	5,806,000		5,262,000
Non-cash interest and investment income	—		(153,000)
Non-cash patent write-off	145,000		96,000
Non-cash loss on disposal of assets	4,000		(7,000)
Right-of-use asset amortization	586,000	—	—
Changes in assets and liabilities:
Accounts receivable	87,000		(115,000)
Prepaids and other current assets	(10,000)		239,000
Other assets	1,000		(50,000)
Deferred taxes	—		(1,000)
Accounts payable	249,000		107,000
Accrued expenses	210,000		(66,000)
Accrued salaries and payroll related expenses	191,000		334,000
Operating lease liabilities	(492,000)		—
Deferred revenue	1,460,000		128,000
Deferred rent	—		71,000
Net cash used in operating activities	(20,706,000)		(18,131,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—		16,000
Purchases of property and equipment	(806,000)		(1,285,000)
Expenditures for patents and domain names	(424,000)		(219,000)
Redemptions of investments held-to-maturity	29,295,000		39,590,000
Purchases of investments held-to-maturity	(12,432,000)		(56,300,000)
Net cash provided by (used in) investing activities	15,633,000		(18,198,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from private placement offerings	9,919,000		—
Net proceeds from the sale of common stock from underwritten public offering	—		21,190,000
Acquisition of common stock under repurchase program	—		(152,000)
Proceeds from exercises of warrants	1,387,000		260,000
Proceeds from exercises of stock options	—		14,000
Net cash provided by financing activities	11,306,000		21,312,000
Effects of currency translation on cash, cash equivalents and restricted cash	—		(2,000)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,233,000		(15,019,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	4,605,000		19,624,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$10,838,000		$4,605,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for taxes	$1,000		$3,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in settlement of accrued salaries and payroll related expenses	$342,000		$436,000
Property and equipment included in accounts payable	$206,000		$95,000
Property and equipment included in accrued liabilities	$159,000		$305,000
Patents included in accounts payable	$83,000		$39,000
Patents included in accrued liabilities	$—		$6,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	December 31,
	2019	2018
Cash and cash equivalents	$10,688,000	$4,394,000
Restricted cash	150,000	211,000
Total cash, cash equivalents and restricted cash	$10,838,000	$4,605,000

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
Capital Resources and Liquidity
As of December 31, 2019, our accumulated deficit totaled $122.5 million. During 2019 our net loss totaled $29.9 million and we used $21.9 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2019 we had cash and cash equivalents of $10.7 million. In February 2020 we completed a common stock equity offering that netted $26.3 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into early 2021. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current contracts and entering into new prepaid and paid up royalty arrangements, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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
Restricted Cash—Restricted cash at December 31, 2018 and 2019 consists of a pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our corporate headquarters. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 12- Commitments and Contingencies, for further details.
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
Fair Value of Financial Instruments—We measure certain financial assets and liabilities at fair value based on the exit price notion, or price that would be received for an asset or paid to transfer a liability, in an orderly transaction between the market participants at the measurement date. The carrying amounts of our financial instruments, including cash equivalents, restricted cash, accounts receivable, investments held-to-maturity, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact collectability of the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. The was no allowance for doubtful accounts at December 31, 2018 and December 31, 2019.
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

Intangible Assets, net—Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At December 31, 2018 and December 31, 2019, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as we no longer plan to pursue them. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—Goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. As of January 1, 2019, we have adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test.
Revenue Recognition—Revenue is recognized upon the transfer of control of promised goods or services to the customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue consists primarily of upfront non-refundable fees received in connection with filter design projects with customers and royalties. Our performance obligation is to design a licensable filter in accordance with customer specifications. The license of the completed design is considered part of this performance obligation as the design and licensing of the filter are highly interdependent. We recognize revenue over the course of the design development phase as our customers are able to benefit from our design services as they are provided, primarily by marketing the in-process design to their customers. We recognize revenue from our design services based on efforts expended to date. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate. We record the expenses related to these projects in the periods incurred and they are generally included in research and development expense.

In most cases, upfront non-refundable payments related to design development are recognized over a period of 12 months to 18 months. Contracts generally include upfront non-refundable fees, intended to support our initial engineering product development efforts, and may include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive. At contract inception, we assess the likelihood of achieving milestones to estimate the total consideration we believe we will receive for our services.
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
We determine if an arrangement is a lease at lease inception. Operating leases are included in right-of-use (“ROU”) lease assets, other current liabilities (current portion of lease obligations), and long term lease obligations on our balance sheets. ROU lease assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. We evaluate renewal options at lease inception and on an ongoing basis, and include renewal options which we are reasonably certain to exercise in our expected lease term when classifying leases and measuring lease liabilities. We allocate the consideration between lease and nonlease components and exclude nonlease components from our recognized lease assets and liabilities. See also Recent Accounting Pronouncements and Note 10 - Leases.

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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of December 31, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the years ended December 31, 2019 and December 31, 2018, respectively.
We have filed, or are in the process of filing, tax returns that are subject to audit by the respective tax authorities. Although the ultimate outcome is unknown, we believe that any adjustments that may result from tax return audits are not likely to have a material, adverse effect on our consolidated results of operations, financial position or cash flows.
Reclassifications—Certain amounts in the consolidated balance sheet for the year ended December 31, 2018 have been reclassified to conform to the current year presentation.
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

Summary of changes in contract assets and liabilities for the years ended December 31, 2019 and 2018:

	2019	2018
Contract assets
Contract assets, beginning	$36,000	$67,000
Contract assets at beginning of year transferred to accounts receivable	(36,000)	(43,000)
Reversal of contract assets due to changes in transaction price	(8,000)	(24,000)
Contract assets recorded on contracts during the period	8,000	36,000
Contract assets, ending	$—	$36,000

Contract liabilities
Contract liabilities, beginning	$271,000	$146,000
Recognition of revenue included in beginning of year contract liabilities	(209,000)	(138,000)
Contract liabilities, net of revenue recognized on contracts during the period	1,669,000	263,000
Contract liabilities, ending	$1,731,000	$271,000

The following table presents our disaggregated revenue by geographic region:

	2019	2018
Revenue by geographic region:
United States	$735,000	$447,000
Switzerland	—	77,000
Total revenue	$735,000	$524,000

Effective September 30, 2019 we entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd. Pursuant to the collaboration agreement, we have agreed with Murata to collaborate on the development of proprietary circuit designs using our XBAR® technology, and we licensed to Murata rights for products in four specific radio frequencies, or bands. Murata has agreed to pay us up to an aggregate of $9.0 million as pre-paid royalties and other fees for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata may terminate the collaboration agreement at any time upon thirty (30) days prior written notice to us.
Murata’s rights to our XBAR® technology are exclusive for a period of 30 months, through March 2022, during which period we may not grant to any third party the right to develop, make, have made, use, sell, offer for sale or import any filter or resonator produced through the use of the XBAR® technology for use in mobile communication devices.
Under the collaboration agreement, the first of payment of $2.0 million was due to us, and was recorded initially in accounts receivable with the offset to deferred revenue. Payment was received on October 11, 2019.
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contract, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the Murata contract over the estimated design development period, based on the level of effort expended over total expected costs, as the services are performed. For the period ended December 31, 2019, we have determined that the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted.

NOTE 4—INVESTMENTS HELD-TO-MATURITY
We classify investments as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.
During 2018, we invested in U.S. Treasury bills, commercial papers and a certificate of deposit that were classified as investments held-to-maturity. As of December 31, 2018, both amortized cost value and fair value were $16.9 million with zero unrealized gain or loss. During 2018, U.S. Treasury bills totaling $25.0 million matured in April 2018 and certain commercial papers totaling $14.6 million also matured during the year. All investments as of December 31, 2018 matured in January 2019.
During 2019, we invested in commercial papers and certificates of deposit that were classified as investments held-to-maturity. As of December 31, 2019, all of our investments held-to-maturity had matured and we had no investments classified as held-to-maturity.
We recorded interest and investment income of $253,000 and $481,000 for the years ended December 31, 2019 and 2018, respectively, associated with our cash and investment accounts. We did not recognize an other-than-temporary impairment or a comprehensive gain or loss for the years ended December 31, 2019 and 2018.

NOTE 5—PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following as of December 31, 2019 and 2018:

	2019	2018
Cost:
Computers, peripheral and scientific equipment	$1,654,000	$1,350,000
Software	2,131,000	1,749,000
Leasehold improvements	310,000	294,000
Office furniture and equipment	424,000	391,000
	4,519,000	3,784,000
Less: Accumulated depreciation and amortization	(2,634,000)	(1,797,000)
Property and equipment, net	$1,885,000	$1,987,000
Depreciation for the years ended December 31, 2019 and December 31, 2018 was $870,000 and $704,000, respectively. Cost basis of assets disposed for the years ended December 31, 2019 and December 31, 2018 was $31,000 and $773,000, respectively. The disposals in 2018 were primarily a result of relocating our corporate offices and writing off the fully amortized leasehold improvements related to our former office.

NOTE 6—INTANGIBLE ASSETS, NET, AND GOODWILL
Intangible assets include patents, domain name and other intangibles purchased from GVR, including customer relationships, technology and a trademark. Certain patents were acquired from STI as a result of an asset contribution and were recorded at their carryover basis. The fair value of the patents remained substantially the same as their carrying value at the exchange date. In addition, we acquired other patents and the domain name www.resonant.com through the normal course of business. Intangibles acquired as part of the purchase of GVR were initially recorded at their fair value. Issued patents are amortized over their approximate useful life of 17 years, or 20 years in the case of new patents, once they are approved by their respective regulatory agency. For the patents acquired from STI, we are amortizing them over the remaining useful life of 1 to 11 years as of December 31, 2019. The domain name is amortized over the approximate useful life of 10 years. The other intangibles acquired from GVR are amortized over their useful life of three to five years.

Intangible assets, net, consists of the following as of December 31, 2019 and 2018:

	2019	2018
Cost:
Patents	$1,801,000	$1,507,000
Domain name	22,000	22,000
Client Base (1)	144,000	142,000
Trademark (1)	18,000	17,000
Backlog (1)	13,000	13,000
Technology	77,000	77,000
	2,075,000	1,778,000
Less: Accumulated amortization	(499,000)	(404,000)
Intangible assets, net	$1,576,000	$1,374,000

(1)	Includes the impact of foreign currency translation. The total impact at December 31, 2018 was $1,000 and there was no impact at December 31, 2019.
During the year ended December 31, 2019 and 2018, we wrote-off $145,000 and $96,000, respectively, of patents we are no longer pursuing. The write-offs are included in research and development expense. There were no impairments to any other intangibles.
Amortization of intangible assets was $115,000 and $136,000 for the years ended December 31, 2019 and 2018, respectively. The following table summarizes the estimated amortization expense relating to the intangible assets as of December 31, 2019:

Years ending December 31,
2020	$94,000
2021	85,000
2022	75,000
2023	72,000
2024	71,000
2025 and thereafter	554,000
Total amortization expense	$951,000

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from GVR Trade. Goodwill is not amortized, but is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

The following table summarizes goodwill arising from the acquisition of GVR Trade:

Goodwill
Balance at January 1, 2018	$824,000
Effect of currency translation	(7,000)
Balance at December 31, 2018	$817,000
Effect of currency translation	14,000
Balance at December 31, 2019	$831,000

NOTE 7—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with financing transactions and for consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

In January 2018, we entered into an agreement with our founders to exchange warrants to purchase an aggregate of 249,999 shares of our common stock, with an exercise price of $0.20 per share, for an amount of shares that would equal the number of shares they would have received if exercised under a cashless exercise. The effect of exchanging the warrants for shares of our common stock was considered a modification of the award which required us to record expense for the excess of the fair value of the common stock issued over the fair value of the exchanged warrants. On the date of the exchange the fair value of the warrants was determined to be $1.6 million and the fair value of the shares of common stock issued were $1.6 million. There was a difference in fair value of $2,000 which was recorded to sales, marketing and administration expenses during the year ended December 31, 2018. No expense was recorded for the year ended December 31, 2019.

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
In connection with the closing of our IPO, we also issued a third warrant to MDB related to their role as the sole underwriter for our IPO, which we refer to as the Underwriting Warrant.  We issued them a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant was not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement) and expired May 28, 2019.
Private Placement Warrants - 2016

In April 2016, we issued warrants to purchase 1,996,880 shares of our common stock at an exercise price of $2.86 in connection with our private placement sale of 1,996,880 shares of common stock. The warrants were exercisable for a period commencing October 2016 and expired on April 25, 2019. We also issued to the placement agents in the financing, warrants to purchase an aggregate of 99,844 shares of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing. We refer to these warrants as Private Placement Warrants - 2016. In December 2017, we entered into Warrant Exercise Agreements with certain holders of Private Placement Warrants - 2016 to induce the exercise of 836,780 warrants in full. Pursuant to the agreements, the warrant holders exercised in full the warrants and purchased an aggregate of 836,780 shares of our common stock at an exercise price of $2.86 per share, for an aggregate exercise price of approximately $2.4 million and we paid the warrant holders aggregated inducement fees of approximately $239,000, which resulted in net proceeds to us of $2.2 million. All remaining unexercised warrants as of April 25, 2019 expired.

Underwriting Warrants - Public Offering 2016

In September 2016, we issued warrants to purchase 135,750 shares of our common stock at an exercise price of $4.25 to the underwriter of our public offering of 2,715,000 shares of common stock. The warrants were exercisable for a 2 year period commencing September 9, 2017. We refer to these warrants as Underwriting Warrants - Public Offering 2016. All remaining unexercised warrants as of September 9, 2019 expired.

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

A roll-forward of warrant activity from January 1, 2018 to December 31, 2018 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2018	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of December 31, 2018
Bridge Warrants	249,999	(249,999)	(1)	—
Consulting Warrant	12,223	(5,556)	(2)	6,667
Financing Warrant	62,530	—		62,530
Underwriting Warrant	310,500	—		310,500
IR Consulting Warrant	6,000	(6,000)	(3)	—
Private Placement Warrants - 2016	891,063	(73,000)	(4)	818,063
Underwriting Warrants - Public Offering 2016	122,175	—		122,175
Private Placement Warrants - September 2017	1,976,919	(10,600)	(5)	1,966,319
Placement Agent Warrants - 2017	98,846	—		98,846
	3,730,255	(345,155)		3,385,100

(1)
During the year ended December 31, 2018, there were 249,999 warrants that were exchanged for 242,913 shares of common stock in an exchange transaction where the warrant holders exchanged the warrants for the same number of shares they would have been entitled to in a cashless exercise.

(2)	During the year ended December 31, 2018, there were 5,556 warrants that were exercised through a cashless exercise, which netted 5,542 shares being issued.

(3)	During the year ended December 31, 2018, 6,000 warrants expired.

(4)	During the year ended December 31, 2018, there were 73,000 warrants exercised for cash.

(5)	During the year ended December 31, 2018, there were 10,600 warrants exercised for cash.

A roll-forward of warrant activity from January 1, 2019 to December 31, 2019 is shown in the following table:

	Exercise Price	Expiration Date	Issued and Outstanding Warrants as of January 1, 2019	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of December 31, 2019
Consulting Warrant	$0.01	6/17/2020	6,667	—		6,667
Financing Warrant	$3.35	6/17/2020	62,530	—		62,530
Underwriting Warrant	$7.50	5/28/2019	310,500	(310,500)	(1)	—
Private Placement Warrants - 2016	$2.86	4/25/2019	818,063	(818,063)	(2)	—
Underwriting Warrants - Public Offering 2016	$4.25	9/9/2019	122,175	(122,175)	(3)	—
Private Placement Warrants - September 2017	$4.85	9/28/2020	1,966,319	—		1,966,319
Placement Agent Warrants - 2017	$4.85	9/28/2020	98,846	—		98,846
			3,385,100	(1,250,738)		2,134,362

(1)	During the year ended December 31, 2019, 310,500 warrants expired.

(2)
During the year ended December 31, 2019, there were 485,000 warrants exercised for cash, including 335,000 warrants exercised by our significant shareholder, Park City Capital. Additionally, there were 44,928 warrants that were exercised through a cashless exercise which netted 1,809 shares being issued and 288,135 warrants that expired.

(3)	During the year ended December 31, 2019, 122,175 warrants expired.

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
We entered into a securities purchase agreement, dated July 31, 2019, for the sale of an aggregate of 3,960,560 shares of common stock at a price of $2.53 per share. Gross proceeds were approximately $10.0 million with net proceeds of $9.9 million after deducting fees and operating expenses. The initial closing, for 1,193,762 shares, took place on August 9, 2019 and gross proceeds were approximately $3.0 million, including 396,000 shares purchased by Park City Capital, a significant shareholder for $1.0 million. The second closing with a single investor, which was subject to additional conditions, including the execution of a definitive multi-year commercial agreement with an affiliate of the investor, for 2,766,798 shares and gross proceeds of $7.0 million took place on September 30, 2019.
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $50.0 million, subject to potential limitations on the amount of securities we may sell in any twelve-month period. As of February 11, 2020, we have raised a total of $28.8 million of gross proceeds from the sale of 19,166,667 shares of our common stock, leaving approximately $21.2 million of securities available for issuance pursuant to the Form S-3. The Form S-3 will expire in November 2021.

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

Stock Repurchase Program

On November 26, 2018, we announced that our board of directors had authorized a program to repurchase up to $4.0 million of our common stock over a 12-month period, either in the open market or through privately negotiated transactions. During the year ended December 31, 2018, we repurchased and retired 80,100 shares of common stock, at an aggregate cost of approximately $152,000, including commissions, or an average price of $1.88 per share. There were no shares repurchased during the year ended December 31, 2019 and the program has expired.

Earnings Per Share

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders as of December 31, 2019 and 2018:

	2019	2018
Common stock warrants	2,134,362	3,385,100
Common stock options	1,340,252	1,255,280
Non-vested restricted stock unit awards	2,556,004	1,921,594
Total shares excluded from net loss per share attributable to common stockholders	6,030,618	6,561,974

NOTE 9— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan
In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an additional increase of 3,250,000 shares in June 2017, and an additional increase of 4,000,000 shares in June 2019, bringing the total shares allowed under the plan to 9,950,000. As of December 31, 2019, there were 3,173,421 shares available to issue under the 2014 Plan.
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
Stock Options
During the years ended December 31, 2019 and 2018, we granted incentive stock options for the purchase of 154,500 and 252,500 shares, respectively, of our common stock to our employees and non-employees. The options granted in 2018 have an exercise price range of $1.80 to $5.96 per share with a term of ten years. The options granted in 2019 have an exercise price range of $1.52 to $3.26 per share with a term of ten years. The options vest over various periods, generally quarterly over sixteen quarters. The options granted in 2019 had an aggregate grant date fair value of $271,000 and the options granted in 2018 had an aggregate grant date fair value of $779,000 utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the years ended December 31, 2019 and 2018 using the Black-Scholes option valuation model. The fair values of stock options granted for the years were estimated using the following assumptions:

	Option Grants Awarded During the Year Ended December 31, 2019	Option Grants Awarded During the Year Ended December 31, 2018
Stock Price	$1.52 - $3.26	$1.80 - $5.96
Dividend Yield	0%	0%
Expected Volatility	70.0%	70.0%
Risk-free interest rate	1.47% - 2.62%	2.50% - 3.09%
Expected Term	7 years	7 years
Stock-based compensation expense related to stock options was $430,000 and $476,000 for the years ended December 31, 2019 and 2018, respectively. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2019 and 2018, we applied a forfeiture rate of six percent, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity
The following is a summary of our stock option activity during the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2018	1,082,490	$4.87	$3.00	8.38
Granted	252,500	4.54	3.09	9.16
Exercised	(4,692)	2.10	1.75	—
Canceled/Forfeited	(75,018)	4.72	2.89	—
Outstanding, December 31, 2018	1,255,280	$4.82	$3.03	7.75

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2018	704,303	$5.08	$3.17	8.15
Vested	161,404	4.69	2.89	7.56
Exercised	(4,692)	2.10	1.75	—
Canceled/Forfeited	(17,996)	4.72	2.84	—
Exercisable, December 31, 2018	843,019	$5.02	$3.13	7.23

The following is a summary of our stock option activity during the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2019	1,255,280	$4.82	$3.03	7.75
Granted	154,500	2.61	1.76	9.44
Exercised	—	—	—	—
Canceled/Forfeited	(69,528)	4.72	3.03	—
Outstanding, December 31, 2019	1,340,252	$4.57	$2.88	6.95

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2019	843,019	$5.02	$3.13	7.23
Vested	178,732	3.98	2.52	7.05
Exercised	—	—	—	—
Canceled/Forfeited	(32,659)	4.55	2.81	—
Exercisable, December 31, 2019	989,092	$4.85	$3.03	6.37

The following table presents information related to stock options outstanding and exercisable at December 31, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.52 - $3.15	310,683	6.52	158,650
$3.25 - $4.92	596,203	7.49	444,371
$5.01 - $6.00	273,066	4.93	240,755
$6.18 – $7.20	70,000	5.22	60,008
$7.54 – $7.80	67,800	5.21	62,808
$8.06 - $12.98	22,500	5.05	22,500
	1,340,252	6.37	989,092
As of December 31, 2019, there was $779,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 2.4 years. The aggregate intrinsic value of outstanding options and options vested as of December 31, 2019 were $98,000 and $68,000, respectively, representing options whose exercise price was less than the closing fair market value of our common stock of $2.42 per share. The aggregate intrinsic value of outstanding options and options vested as of December 31, 2018 were zero as there were no options whose exercise price was less than the closing fair market value of our common stock of $1.33 per share. There were no excess tax benefits realized for tax deductions from stock options exercised during the years ended December 31, 2018 and 2019 as we have recorded a full valuation allowance against our deferred income taxes.

Restricted Stock Units Activity
We account for restricted stock units (RSUs) issued to employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. The fair value of non-employee restricted stock units awarded are re-measured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years. During the years ended December 31, 2019 and 2018 we recorded $5.4 million and $4.8 million, respectively, of stock-based compensation related to restricted stock units.
A summary of restricted stock unit activity for the year ended December 31, 2018 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2018	1,476,858	$4.96
Granted	1,661,750	4.60
Vested	(1,051,939)	4.68
Forfeited	(165,075)	5.17
Outstanding at December 31, 2018	1,921,594	$4.78

A summary of restricted stock unit activity for the year ended December 31, 2019 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,921,594	$4.78
Granted	2,115,177	2.78
Vested	(1,317,586)	3.92
Forfeited	(163,181)	4.19
Outstanding at December 31, 2019	2,556,004	$3.38

As of December 31, 2019, there was 5.5 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.1 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.
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

Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2022. We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the market condition being met, net of estimated pre-vesting forfeitures. To determine the fair value of the award, we used a Monte Carlo simulation, which simulates future stock prices for the Company and, hence, shares vested, pursuant to the award. A key input into the model is the expected volatility for our stock. This estimate considered the historical volatility of our stock as well as the stock price volatility of guideline public companies. The fair value was determined to be $74,000 at the original grant date, and was $147,000 as of the modification date. For the years ended December 31, 2019 and 2018, we recognized $37,000 and $24,000 of stock compensation expense in connection with this award, which is included in sales, marketing and administration expenses. The unamortized expense related to this award is $116,000 and is expected to be recognized over 2.8 years.

In December 2019, we granted 200,000 market-based restricted stock units to an executive. The restricted stock units are subject to the same market-based vesting requirements discussed for the award granted in August 2016 and modified in June 2019. The share price on the date of issuance was $2.15 per share and the fair value was determined to be $26,000 using a Monte Carlo simulation. We recognized $2,000 of stock compensation expense in connection with this award, which is included in research and development expenses. The unamortized expense related to this award is $24,000 and is expected to be recognized over 2.75 years.

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

Total stock-based compensation recorded in the consolidated statements of comprehensive loss is allocated as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Research and development	2,823,000	2,556,000
Sales, marketing and administration	2,983,000	2,706,000
Total stock-based compensation	$5,806,000	$5,262,000

NOTE  10—LEASES
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
One lease requires us to maintain a cash security deposit of $50,000 and also a $150,000 letter of credit in favor of the lessor. The letter of credit was originally for $200,000 at lease inception and steps down $50,000 at each anniversary date if there have been no monetary defaults. The letter of credit is secured by a pledge in favor of the issuing bank of a $150,000 mutual fund account which is classified as restricted cash in our balance sheet.
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of December 31, 2019. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 is shown below:

Weighted average remaining lease term (years)	4.24
Weighted average discount rate (%)	4.75
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of December 31, 2019:

2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Total minimum lease payments	2,962,000
Less: imputed interest	(291,000)
Total operating lease liabilities	$2,671,000
Operating lease costs were $1,066,000 for the year ended December 31, 2019, of which $803,000 and $263,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Prior to the adoption of ASC 842, we recorded rent expense for the year ended December 31, 2018 of $663,000 of which $158,000 and $505,000 are included in research and development expenses and sales, marketing and administration expenses, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $492,000 for the year ended December 31, 2019, and this amount is included in operating activities in the consolidated statement of cash flows.
The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year are as follows:

December 31, 2018
2019	$658,000
2020	726,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Future minimum obligations	$3,620,000

NOTE  11—INCOME TAXES
The provision for income taxes by jurisdiction consists of the following as of December 31, 2019 and 2018:

	2019	2018
U.S. federal:
Current	$—	$—
Deferred	—	—
Total U.S. federal	—	—

U.S. state and local:
Current	1,000	2,000
Deferred	—	—
Total U.S. state and local	1,000	2,000

Foreign:
Current	—	—
Deferred	—	(1,000)
Total foreign	—	(1,000)

Provision for income taxes	$1,000	$1,000
Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following:

	2019	2018
Expected income tax benefit	$(6,284,000)	$(5,211,000)
State income tax (benefit), net of federal benefit	(2,476,000)	(1,997,000)
Valuation allowance	9,131,000	7,372,000
Permanent differences:
Stock options	493,000	285,000
Research & development credit	(715,000)	(405,000)
Adjustment to deferred taxes	(157,000)	(68,000)
Foreign rate differential	1,000	2,000
Other	8,000	23,000
Provision for income taxes	$1,000	$1,000
For each of the years ended December 31, 2019 and 2018 we recorded a net income tax provision of $1,000. Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities.

Deferred income tax consists of the following:

	As of December 31, 2019	As of December 31, 2018
U.S. federal and state deferred tax assets—long term:
Accrued payroll	261,000	$102,000
Accrued expenses	77,000	45,000
Intangibles	390,000	418,000
Research & development credit	3,651,000	2,239,000
Net operating loss	27,568,000	20,140,000
Stock compensation	672,000	612,000
Lease liabilities	750,000	—
New jobs credit	8,000	8,000
Total long-term assets	33,377,000	23,564,000
Total deferred tax assets	33,377,000	23,564,000

U.S. federal and state deferred tax liabilities—long term:
Fixed assets	—	(16,000)
Right of use assets	(701,000)	—
Total deferred tax liabilities	(701,000)	(16,000)
Net deferred tax assets - long term	32,676,000	23,548,000
Less: Valuation allowance	(32,676,000)	(23,548,000)
Net deferred tax assets	$—	$—

Foreign deferred tax assets—long term:
Net operating loss	8,000	$9,000
Total foreign deferred tax assets	8,000	9,000

Foreign deferred tax liabilities—long term:
Intangibles	—	(4,000)
Total foreign deferred tax liabilities	$—	(4,000)
Net foreign deferred tax assets (liabilities)	8,000	5,000
Less: Valuation allowance	(8,000)	(5,000)
Net deferred tax assets (liabilities)	—	$—
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduced the U.S. corporate tax rate. The reduction in the tax rate reduced our federal and state net deferred tax assets by $6.1 million, primarily related to our net operating loss carryforwards. Due to the full valuation allowance recorded against our federal and state net deferred tax assets, there was no impact to our income tax expense for the year ended December 31, 2019 or 2018.

We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets at December 31, 2019 and December 31, 2018. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC Topic 740, Income Taxes. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. For the year ended December 31, 2019, the valuation allowance increased by $9.1 million. For the year ended December 31, 2018, the valuation allowance increased by $7.4 million.
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $98.2 million, state net operating loss carryforwards of approximately $99.6 million and foreign net operating loss carryforwards of $51,000 in Switzerland. In accordance with the 2017 Tax Act, the $51.4 million federal net operating loss carryforwards generated on or after January 1, 2018 will not expire and will be limited to 80% usage. The federal net operating loss carryforwards generated prior to January 1, 2018 will begin to expire in 2033, and the state net operating loss carryforwards will begin to expire in 2033. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Internal Revenue Code, occurs in the future.  In the event a change of ownership occurs, it will limit the annual usage of the carryforwards in future years.  Management believes that certain changes in control have occurred which resulted in limitations on our net operating loss carryforwards; however, management has determined that these limitations will not impact the ultimate utilization of the net operating loss carryforwards.
We recognize interest and penalties related to income tax matters in income taxes, and there were none during the years ended December 31, 2019 and 2018.
ASC 740 guidance requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. We have no significant uncertain tax positions for the years ended December 31, 2019 and 2018.
Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of future audits conducted by domestic tax authorities. We operate within federal and state taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.  We are currently not being examined by any tax authorities. We are subject to taxation in the United States, California, Massachusetts and Switzerland. As of December 31, 2019, our tax years remain open to examination by the taxing authorities for all years since our incorporation in 2013.

NOTE 12—COMMITMENTS AND CONTINGENCIES
Purchase Commitments—We have non-cancelable purchasing commitments that we incur in the ordinary course of business. The purchase commitments covered by these agreements are for less than one year and aggregate to $824,000 as of December 31, 2019.
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
Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of December 31, 2018 and 2019, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the years ended December 31, 2018 and 2019, respectively, with respect to litigation or loss contingencies.
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

NOTE 13—RELATED PARTY TRANSACTIONS
In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. The restricted stock units vest in full on January 1, 2020. No later than January 15, 2020, the board member shall receive an additional grant of restricted stock units equal to $100,000 of value as of the grant date, provided that, as of the grant date of the second grant, the board member is still providing the technical advisory services to the company. The second grant will vest in full on December 31, 2020. In the event the board member is still performing services to the company after 2020, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. During the year ended December 31, 2019, we recorded expenses of $21,000 in connection with the cash compensation portion of the consulting agreement, which is included in general and administrative expenses. Additionally, during the year ended December 31, 2019, we recorded $68,000 related to the restricted stock unit award, which is included in selling, general and administrative expenses. As of December 31, 2019, there were no amounts due to the board member under this consulting agreement.

NOTE 14—EMPLOYEE BENEFIT PLAN
We have a 401(k) Savings Retirement Plan that covers substantially all domestic employees who meet the plan’s eligibility requirements and provides for an employee elective contribution and employer matching contributions.
We recorded matching contributions to the retirement plan of $497,000 and $372,000 for the years ended December 31, 2019 and 2018, respectively.
NOTE 15—SUBSEQUENT EVENTS
On February 6, 2020, we entered into an underwriting agreement relating to an underwritten public offering of 16,666,667 shares of the Company’s common stock, $0.001 par value, at an offering price to the public of $1.50 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 2,500,000 shares of common stock on the same terms and conditions. The underwriters exercised their option with respect to all 2,500,000 additional shares on February 10, 2020. We consummated the sale of an aggregate of 19,166,667 shares of our common stock, including the 2,500,000 shares subject to the underwriters’ over-allotment option, on February 11, 2020, and received gross proceeds of approximately $28.8 million, or net proceeds of approximately $26.3 million after deducting the underwriting discount and estimated expenses payable by us.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of Registered Public Accounting Firm
Crowe LLP, our independent registered public accounting firm that audited our financial statements included in this report, has issued an attestation report on our internal control over financial reporting. Crowe LLP’s attestation report appears in this Form 10-K.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.               OTHER INFORMATION

On March 9, 2020, the Compensation Committee of our Board of Directors approved quarterly and annual bonus awards to our employees, including our named executive officers, pursuant to our 2019 Incentive Bonus Program for their performance during the fourth quarter and fiscal year ended December 31, 2019. The annual bonus awards were paid in cash, and the quarterly bonus awards were paid in the form of restricted stock units for shares of our common stock. The cash and restricted stock units awarded to our named executive officers are set forth in the table below. The restricted stock units awarded to our named executive officers vest in full on May 13, 2020.

Named Executive Officers	Cash Amount	Number of RSU Shares
George Holmes	$58,231	—
Martin McDermut	$24,937	18,533
Robert Hammond	$22,833	8,047
Neal Fenzi	$22,593	4,512

PART III
ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 11.                 EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance -- Director Independence” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.
ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4/11/2014
4.2	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for 222,222 shares of common stock	S-1	333-193552	10.25	1/24/2014
4.3	Amended and Restated Warrant to Purchase Common Stock, dated November 15, 2013, issued by the Registrant in favor of MDB Capital Group LLC for a to-be-determined number of shares of common stock	S-1	333-193552	10.26	1/24/2014
4.4	Form of Warrant issued to investors	8-K	001-36467	10.3	9/29/2017
4.5	Placement Agent Warrant, dated September 28, 2017	8-K	001-36467	10.4	9/29/2017
4.6	Placement Agent Warrant, dated October 2, 2017	8-K	001-36467	10.1	10/3/2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1/24/2014
10.2.1*	Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-1/A	333-193552	10.2	4/11/2014
10.2.2*	Amendment No. 1 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-211893	10.1	6/7/2016
10.2.3*	Amendment No. 2 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-218542	10.3	6/7/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.2.4*	Amendment No. 3 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	8-K	001-36467	10.1	6/12/2019
10.3*	Offer Letter between the Registrant and Robert Hammond, dated June 17, 2013	S-1	333-193552	10.4	1/24/2014
10.4*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1/24/2014
10.5*	Offer Letter between the Registrant and George B. Holmes, dated February 9, 2016	8-K	001-36467	10.1	3/4/2016
10.6*	Offer Letter between the Registrant and Martin S. McDermut, dated October 14, 2018	8-K	001-36467	10.1	11/5/2018
10.7*	Offer Letter between the Registrant and Dylan J. Kelly, dated November 14, 2019	8-K	001-36467	10.1	12/2/2019
10.8*	Form of Severance/Change-in-Control Agreement	10-K	001-36467	10.41	3/27/2015
10.9*	Amended and Restated Restricted Stock Unit Agreement, dated June 11, 2019, between the Registrant and George B. Holmes	8-K	001-36467	10.2	6/12/2019
10.10*	Restricted Stock Unit Agreement, dated December 2, 2019, between the Registrant and Dylan J. Kelly	8-K	001-36467	10.2	12/2/2019
10.11*	Outside Director Compensation Policy	10-K	001-36467	10.6	3/25/2016
10.12	Settlement Agreement, dated April 1, 2018, among the Registrant, Park City Capital Offshore Master Ltd., Park City Capital, LLC, and Michael J. Fox	8-K	001-36467	10.1	4/2/2018
10.13	Standard Commercial Lease, dated May 14, 2018, between the Registrant and University Business Center Associates	8-K	001-36467	10.1	5/17/2018
10.14	Standard Multi-Tenant Office Lease - Gross, dated December 16, 2016, between the Registrant and SeaBreeze I Venture - TIC.	8-K	001-36467	10.1	1/6/2017
10.15	Registration Rights Agreement, dated February 20, 2017, between the Registrant and Grayboard Investments, Ltd.	8-K	001-36467	10.2	2/24/2017
10.16	Registration Rights Agreement, dated September 28, 2017, among the Registrant and the investors identified therein	8-K	001-36467	10.2	9/29/2017
10.17	Registration Rights Agreement, dated July 31, 2019, among the Registrant and the investors identified therein	8-K	001-36467	10.2	8/6/2019
10.18*	Amended and Restated Severance and Change in Control Agreement, dated as of December 21, 2017, by and between the Registrant and George B. Holmes	8-K	001-36467	10.2	12/26/2017
10.19*	Technical Advisor Agreement, dated as of August 5, 2019, between the Registrant and Ruben Caballero					X
10.20**	Collaboration and License Agreement, dated as of September 30, 2019, by and between the Registrant and Murata Manufacturing Co., Ltd.	10-Q	001-36467	10.1	11/7/2019

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
21.1	List of Subsidiaries	10-K	001-36467	21.1	3/30/2017
23.1	Consent of Crowe LLP					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

**	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

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

Dated:	March 12, 2020	Resonant Inc.

		By:	/s/ MARTIN S. MCDERMUT
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

Signature	Title	Date

/s/ George B. Holmes	Chief Executive Officer and Chairman of the Board of Directors	March 12, 2020
George B. Holmes	(Principal Executive Officer)

/s/ Martin S. McDermut	Chief Financial Officer and Secretary	March 12, 2020
Martin S. McDermut	(Principal Financial and Accounting Officer)

/s/ Michael J. Fox	Director	March 12, 2020
Michael J. Fox

/s/ Alan Howe	Director	March 12, 2020
Alan Howe

/s/ Joshua Jacobs	Director	March 12, 2020
Joshua Jacobs

/s/ Jack Jacobs	Director	March 12, 2020
Jack Jacobs

/s/ Jean Rankin	Director	March 12, 2020
Jean Rankin

/s/ Robert Tirva	Director	March 12, 2020
Robert Tirva

/s/ Ruben Caballero	Director	March 12, 2020
Ruben Caballero