Form 10-Q
period 2020-03-31
Resonant Inc
filed 2020-05-07
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, the issuer had 52,749,134 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,589,000	$10,688,000
Accounts receivable	5,000	78,000
Prepaid expenses and other current assets	531,000	375,000
TOTAL CURRENT ASSETS	30,125,000	11,141,000

PROPERTY AND EQUIPMENT
Property and equipment	4,542,000	4,519,000
Less: Accumulated depreciation and amortization	(2,869,000)	(2,634,000)
PROPERTY AND EQUIPMENT, NET	1,673,000	1,885,000

NONCURRENT ASSETS
Domain name and other intangibles, net	29,000	33,000
Patents, net	1,656,000	1,543,000
Restricted cash	150,000	150,000
Goodwill	840,000	831,000
Operating lease right-of-use assets	2,349,000	2,496,000
Other assets	68,000	68,000
TOTAL NONCURRENT ASSETS	5,092,000	5,121,000
TOTAL ASSETS	$36,890,000	$18,147,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,087,000	$1,100,000
Accrued expenses	152,000	521,000
Accrued salaries and payroll related expenses	2,101,000	2,368,000
Deferred revenue	1,469,000	1,731,000
Operating lease liabilities, current	625,000	612,000
TOTAL CURRENT LIABILITIES	5,434,000	6,332,000
LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	1,898,000	2,059,000
TOTAL LIABILITIES	7,332,000	8,391,000

Commitments and contingencies (Note 11)	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 52,700,964 outstanding as of March 31, 2020, and 33,156,246 outstanding as of December 31, 2019	52,000	33,000
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	159,993,000	132,214,000
Accumulated other comprehensive income	10,000	1,000
Accumulated deficit	(130,497,000)	(122,492,000)
TOTAL STOCKHOLDERS’ EQUITY	29,558,000	9,756,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,890,000	$18,147,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES	$544,000	$134,000

OPERATING EXPENSES
Research and development	5,462,000	4,386,000
Sales, marketing and administration	3,139,000	2,985,000
TOTAL OPERATING EXPENSES	8,601,000	7,371,000
NET OPERATING LOSS	(8,057,000)	(7,237,000)

OTHER INCOME (EXPENSE)
Interest and investment income	57,000	106,000
Other expense	(4,000)	(5,000)
TOTAL OTHER INCOME, NET	53,000	101,000

LOSS BEFORE INCOME TAXES	(8,004,000)	(7,136,000)
Provision for income taxes	1,000	1,000
NET LOSS	$(8,005,000)	$(7,137,000)

Foreign currency translation adjustment, net of tax	9,000	(10,000)
COMPREHENSIVE LOSS	$(7,996,000)	$(7,147,000)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.26)
Weighted average shares outstanding — basic and diluted	43,833,127	27,547,931

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	33,156,246	$33,000	$132,214,000	$(122,492,000)	$1,000	$9,756,000
Vesting of restricted stock units	378,051	—	—	—	—	—
Stock-based compensation	—	—	1,338,000	—	—	1,338,000
Sale of common stock, net of offering costs	19,166,667	19,000	26,441,000	—	—	26,460,000
Net loss	—	—	—	(8,005,000)	—	(8,005,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	9,000	9,000
Balance, March 31, 2020	52,700,964	$52,000	$159,993,000	$(130,497,000)	$10,000	$29,558,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	27,391,290	$27,000	$115,450,000	$(92,564,000)	$(15,000)	$22,898,000
Vesting of restricted stock units	116,997	—	—	—	—	—
Stock-based compensation	—	—	1,040,000	—	—	1,040,000
Exercise of warrants	140,000	—	400,000	—	—	400,000
Net loss	—	—	—	(7,137,000)	—	(7,137,000)
Foreign currency translation adjustment, net of tax	—	—	—	—	(10,000)	(10,000)
Balance, March 31, 2019	27,648,287	$27,000	$116,890,000	$(99,701,000)	$(25,000)	$17,191,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,005,000)	$(7,137,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,000	253,000
Stock-based compensation	1,379,000	1,354,000
Non-cash loss on disposal of assets	—	1,000
Non-cash investment income	—	(17,000)
Non-cash patent write-off	—	16,000
Right-of-use asset amortization	147,000	55,000
Changes in assets and liabilities:
Accounts receivable	73,000	116,000
Prepaid expenses and other current assets	(156,000)	(45,000)
Other assets	—	1,000
Accounts payable	51,000	69,000
Accrued expenses	(256,000)	11,000
Accrued salaries and payroll related expenses	(308,000)	(696,000)
Deferred revenue	(262,000)	(67,000)
Operating lease liabilities	(148,000)	(11,000)
Net cash used in operating activities	(7,227,000)	(6,097,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(200,000)	(303,000)
Expenditures for patents and domain names	(132,000)	(105,000)
Redemption of investments held-to-maturity	—	19,359,000
Purchase of investments held-to-maturity	—	(8,956,000)
Net cash provided by (used in) investing activities	(332,000)	9,995,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock from underwritten public offering	26,460,000	—
Proceeds from exercise of warrants	—	400,000
Net cash provided by financing activities	26,460,000	400,000
Effects of exchange rates on cash, cash equivalents and restricted cash	—	(1,000)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,901,000	4,297,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	10,838,000	4,605,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$29,739,000	$8,902,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1,000	$1,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Restricted stock units issued in settlement of liability	$280,000	$—
Property and equipment included in accounts payable	$142,000	$124,000
Property and equipment included in accrued liabilities	$46,000	$92,000
Patents included in accounts payable	$84,000	$23,000
Patents included in accrued liabilities	$—	$19,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
	2020	2019
Cash and cash equivalents	$29,589,000	$8,691,000
Restricted cash	150,000	211,000
Total cash, cash equivalents and restricted cash	$29,739,000	$8,902,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements
NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS
Overview
     Resonant Inc. is a late-stage development company located in Goleta, California, with offices in Burlingame, California, Austin, Texas and Neuchâtel Switzerland.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI. Resonant LLC, a limited liability company, was formed in California in May 2012. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013, when we commenced business. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. On July 6, 2016 we acquired all of the issued and outstanding capital stock of GVR Trade S.A, or GVR. GVR, located in Switzerland, is a wholly owned subsidiary of Resonant Inc.

The innovative software platform we continue to develop is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters. Currently, we are leveraging ISN® to develop designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. We also enabled ISN® for BAW designs, which has resulted in our invention of a novel resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric membrane, the first family of which we call XBARTM, which exhibits performance parameters suitable for 5G applications - high frequency operation, large bandwidth and high power reliability.
Using ISN® we have developed an IP portfolio of more than 220 patents filed or issued, with more than 60 filed or issued targeting 5G applications. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF Front-Ends for the mobile device, Customer Premise Equipment (CPE) and Infrastructure industries.  The RF Front-End, or RFFE, is the circuitry responsible for analog signal processing and is located between the device’s antenna and its digital circuitry. Filters are a critical component of the RFFE used to select desired radio frequency signals and reject unwanted signals.
We believe licensing our designs is the most direct and effective means of validating our ISN® platform and related IP libraries.  Our target customers make part or all of the RFFE.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RFFE filters that incorporate our designs.
Capital Resources and Liquidity
As of March 31, 2020, our accumulated deficit totaled $130.5 million. In the three months ended March 31, 2020 our net loss totaled 8.0 million and we used $7.6 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At March 31, 2020 we had cash and cash equivalents of $29.6 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into early 2021. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current contracts and entering into new prepaid and paid up royalty arrangements, and efficiently managing operations and exploring further cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all, in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments
COVID-19-- The coronavirus (“COVID-19”) pandemic continues to spread in the United States, Asia and Europe, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work remote or from home conditions in the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if current restrictions continue for an extended period of time, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and marketing activities and an overall lack of productivity. Similarly, while we have not experienced a major disruption with our customers as a result of the COVID-19 pandemic, if there is a significant outbreak or if travel and other restrictions continue, there may be an impact to our customers’ ability to manufacture or deliver raw materials or provide key components or services, which could result in delays in the demand from our customers for Resonant to produce designs for our customers. The pandemic may also impact the expansion of current and/or the roll out of new services which could impact our customers' demand for their products, which could reduce their demand for our products or services. While we don’t know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter delays in our product development efforts, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, or other COVID-19 ramifications.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2019 filed with the SEC on March 13, 2020. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020. Prior period figures have been reclassified, wherever necessary, to conform to current presentation. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance and (b) the useful lives for depreciable and amortizable assets. Actual results could differ from those estimates.
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
Restricted Cash—Restricted cash as of March 31, 2020 and December 31, 2019 consists of a $150,000 pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our corporate headquarters. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 9- Leases, for further details.
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
When the fair value of an investment instrument classified as held-to-maturity is less than its amortized cost, management assesses whether or not: (i) we have the intent to sell the instrument or (ii) it is more likely than not that we will be required to sell the instrument before its anticipated recovery. If either of these conditions is met, we must recognize an other-

than-temporary impairment for the difference between the instrument’s amortized cost basis and its fair value, and include such amounts in other income (expense).
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
Fair Value of Financial Instruments—We measure certain financial assets and liabilities at fair value based on the exit price notion, or price that would be received for an asset or paid to transfer a liability, in an orderly transaction between the market participants at the measurement date. The carrying amounts of our financial instruments, including cash equivalents, restricted cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at March 31, 2020 and December 31, 2019.
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
Domain name and other intangibles, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At March 31, 2020 and December 31, 2019, domain name and other intangibles, net, includes a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Patents, net —Patents are recorded at cost and amortized over the useful life. Patents are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as we no longer plan to pursue them. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—At March 31, 2020 and December 31, 2019, goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
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
In most cases, upfront non-refundable payments, in the form of prepaid royalties or other fees, related to design development are recognized over a period of 12 months to 18 months. Contracts generally include upfront non-refundable prepaid royalties or fees, intended to support our initial engineering product development efforts, and may include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive. At contract inception, we assess the likelihood of achieving milestones to estimate the total consideration we believe we will receive for our services.
Upon completion of design services, our customers retain a license over the completed design. The license will typically last for a minimum of two years, and in many cases for the life of the design. Sales-based royalties are recognized upon shipment, by our customer, of products that include our licensed design. Payment is generally due within 30 days.
We apply the practical expedients available in ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, to not disclose information about 1) remaining performance obligations that have original expected durations of one year or less and 2) variable consideration that is a sales-based or usage-based royalty.
Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC Topic 730-10, Research and Development.
Operating Leases—We lease office space and research facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions.
We determine if an arrangement is a lease at lease inception. Operating leases are included in right-of-use (“ROU”) lease assets, other current liabilities (current portion of lease obligations), and long term lease obligations on our balance sheets. ROU lease assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. We evaluate renewal options at lease inception and on an ongoing basis, and include renewal options which we are reasonably certain to exercise in our expected lease term when classifying leases and measuring lease liabilities. We allocate the consideration between lease and nonlease components and exclude nonlease components from our recognized lease assets and liabilities. See also Note 9 - Leases.
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
Income Taxes—We account for income taxes in accordance with ASC Topic 740, Income Taxes, or ASC 740, which requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. We also assess temporary differences resulting from differing treatment of items for tax and accounting differences. We record a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For the period when we were organized as a limited liability company, we were treated as a partnership for federal and state income tax purposes under the entity classification domestic default rules. As of March 31, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported. We recognize interest and penalties related to income tax matters in income taxes, and there were none for the three months ended March 31, 2020 and 2019.
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
Recent Accounting Pronouncements
Income Taxes—In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU No. 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020 and early adoption is permitted. We have not early adopted the standard and are currently evaluating the impact. We expect the standard to impact the presentation of income taxes on our condensed consolidated statement of comprehensive loss as we will no longer be allowed to present franchise taxes, based partially on income, as an income-based tax.

Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). In April and November 2019, and February 2020, the FASB issued implementation amendments to the June 2016 ASU (collectively, the amended guidance). The amended guidance replaced the current incurred loss methodology for credit losses with a current expected credit loss ("CECL") model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amended guidance expanded the information that an entity must consider in developing its expected credit loss estimates. Additionally, the updates amended the accounting for credit losses for purchased financial assets with a more-than-significant amount of credit deterioration since origination. The amended guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimated credit losses. Early adoption is permitted. The guidance is effective for us in January 2023. We have no plan to early adopt the guidance and are currently evaluating the impact, which we believe will be immaterial to our condensed consolidated financial statements.

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
Summary of changes in contract assets and liabilities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Contract assets
Contract assets, beginning	$—	$36,000
Contract assets at beginning of year transferred to accounts receivable	—	—
Contract assets recorded on contracts during the period	—	13,000
Contract assets, ending	$—	$49,000

Contract liabilities
Contract liabilities, beginning	$1,731,000	$271,000
Recognition of revenue included in beginning of year contract liabilities	(537,000)	(112,000)
Contract liabilities, net of revenue recognized on contracts during the period	275,000	45,000
Foreign currently translation	$—	$—
Contract liabilities, ending	$1,469,000	$204,000

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
Under the collaboration agreement, the first of payment of $2.0 million was collected in October 2019.
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contract, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the Murata contract over the estimated design development period, based on the level of effort expended over total expected costs, as the services are performed. For the periods ended March 31, 2020 and December 31, 2019, we have determined that the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted.

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
As of March 31, 2020 and December 31, 2019, we did not have any investments classified as held-to-maturity.
We recorded interest and investment income of $57,000 and $106,000 for the three months ended March 31, 2020 and 2019, respectively, associated with our cash and investment accounts.

NOTE 5—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with the financing transactions and consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.

A roll-forward of warrant share activity from January 1, 2020 to March 31, 2020 is shown in the following table:

	Exercise Price	Expiration Date	Issued and Outstanding Warrants as of January 1, 2020	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of March 31, 2020
Consulting Warrants	$0.01	6/17/2020	6,667	—	6,667
Financing Warrants	$3.35	6/17/2020	62,530	—	62,530
Private Placement Warrants - September 2017	$4.85	9/28/2020	1,966,319	—	1,966,319
Placement Agent Warrants	$4.85	9/28/2020	98,846	—	98,846
			2,134,362	—	2,134,362

A roll-forward of warrant share activity from January 1, 2019 to March 31, 2019 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2019	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of March 31, 2019
Consulting Warrants	6,667	—		6,667
Financing Warrants	62,530	—		62,530
Underwriting Warrants	310,500	—		310,500
Private Placement Warrants - 2016	818,063	(140,000)	(1)	678,063
Underwriting Warrants - Public Offering 2016	122,175	—		122,175
Private Placement Warrants - September 2017	1,966,319	—		1,966,319
Placement Agent Warrants	98,846	—		98,846
	3,385,100	(140,000)		3,245,100

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
On July 31, 2019, we entered into a securities purchase agreement for the sale of an aggregate of 3,960,560 shares of common stock at a price of $2.53 per share. Gross proceeds were approximately $10.0 million with net proceeds of $9.9 million after deducting fees and operating expenses. The initial closing, for 1,193,762 shares, took place on August 9, 2019 and gross proceeds were approximately $3.0 million. The second closing with a single investor, which was subject to additional conditions, including the execution of a definitive multi-year commercial agreement with an affiliate of the investor, for 2,766,798 shares and gross proceeds of $7.0 million took place on September 30, 2019.
On February 6, 2020, we entered into an underwriting agreement relating to an underwritten public offering of 16,666,667 shares of the Company’s common stock, $0.001 par value, at an offering price to the public of $1.50 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 2,500,000 shares of common stock on the same terms and conditions. The underwriters exercised their option with respect to all 2,500,000 additional shares on February 10, 2020. We consummated the sale of an aggregate of 19,166,667 shares of our common stock, including the 2,500,000 shares subject to the underwriters’ over-allotment option, on February 11, 2020, and received gross proceeds of approximately $28.8 million, or net proceeds of approximately $26.5 million after deducting the underwriting discount and estimated expenses payable by us.
We have a Form S-3 universal shelf registration statement on file with the SEC. The universal shelf registration statement on Form S-3 permits us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $50.0 million, subject to potential limitations on the amount of securities we may sell in any twelve-month period. As of March 31, 2020, we have raised a total of $28.8 million of gross proceeds from the sale of 19,166,667 shares of our common stock, leaving approximately $21.2 million of securities available for issuance pursuant to the Form S-3. The Form S-3 will expire in November 2021.
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
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Three Months Ended March 31,
	2020	2019
Common stock warrants	2,134,362	3,245,100
Common stock options	1,216,765	1,294,028
Non-vested restricted stock unit awards	3,761,964	2,548,400
Total shares excluded from net loss per share attributable to common stockholders	7,113,091	7,087,528

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
Stock Options
During the three months ended March 31, 2020 and 2019, we granted incentive stock options for the purchase of 10,000 and 40,000 shares, respectively, of our common stock. The stock options granted in 2020 have an exercise price of $1.74 and the stock options granted in 2019 have an exercise price range of $1.52 per share to $2.98 per share. The stock options have a term of 10 years and vest quarterly over sixteen quarters. For the three months ended March 31, 2020 and 2019, the options granted had an aggregate grant date fair value of $12,000 and $60,000, respectively, utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the three months ended March 31, 2020 and 2019 using the Black-Scholes option valuation model. The fair values of stock options granted for the periods were estimated using the following assumptions:

	Stock Option Grants Awarded During the Three Months Ended March 31, 2020	Stock Option Grants Awarded During the Three Months Ended March 31, 2019
Stock Price	$1.74	$1.52 to $2.98
Dividend Yield	0.00%	0.00%
Expected Volatility	70%	70%
Risk-free interest rate	1.52%	2.52% - 2.62%
Expected Life	7 years	7 years
Stock-based compensation expense related to stock options was $67,000 and $96,000 for the three months ended March 31, 2020 and 2019, respectively. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. During the three months ended March 31, 2020 and 2019, we applied a forfeiture rate of 10%, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity

The following is a summary of our stock option activity during the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2020	1,340,252	$4.57	$2.88	6.95
Granted	10,000	1.74	1.16	9.87
Exercised	—	—	—	—
Canceled / Forfeited	(133,487)	4.29	2.84	—
Outstanding, March 31, 2020	1,216,765	$4.57	$2.87	6.09

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2020	989,092	$4.85	$3.03	6.37
Vested	49,618	3.49	2.22	5.04
Exercised	—	—	—	—
Canceled / Forfeited	(27,316)	5.69	3.69	—
Exercisable, March 31, 2020	1,011,394	$4.76	$2.97	5.60
The following table presents information related to stock options outstanding and exercisable at March 31, 2020:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$1.52 – $3.15	280,435	5.71	182,476
$3.25 – $4.92	538,780	6.20	462,564
$5.01 – $6.00	237,250	4.67	219,161
$6.18 – $7.20	70,000	5.02	61,259
$7.54 – $7.80	67,800	4.99	63,434
$8.06 – $12.98	22,500	4.80	22,500
	1,216,765	5.60	1,011,394
     As of March 31, 2020, there was $436,000 of unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The aggregate intrinsic values of outstanding stock options and vested stock options as of March 31, 2020 were $0 and $0, respectively, as no options had an exercise price less than the closing fair market value of our common stock on March 31, 2020 of $1.48 per share.
Restricted Stock Units Activity
We account for restricted stock units issued at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years.
During the three months ended March 31, 2020 and 2019, we recorded $1.3 million and $0.9, million respectively, of stock-based compensation related to the restricted stock unit shares that had been issued to-date.
 A summary of restricted stock unit activity for the three months ended March 31, 2020 is as follows:

	Number of Restricted Share Units	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	2,556,004	$3.38
Granted	1,824,965	1.69
Vested	(378,051)	2.32
Forfeited	(240,954)	2.45
Outstanding at March 31, 2020	3,761,964	$2.72
As of March 31, 2020, there was $6.7 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.5 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.
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
Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2022. We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the performance condition being met, net of estimated pre-vesting forfeitures. For the three months ended March 31, 2020 and 2019, we recognized $13,000 and $6,000, respectively, of stock compensation expense in connection with market-based awards. For the three months ended March 31, 2020, $2.000 is included in research and development expenses and $11,000 is included in sales, marketing and administration expenses. For the three months ended March 31, 2019, $6,000 was included in sales, marketing and administration expenses. The unamortized expense related to these awards is $127,000 and is expected to be recognized over 2.5 years.

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

Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Research and development	$648,000	$633,000
Sales, marketing and administration	731,000	721,000
Total stock-based compensation	$1,379,000	$1,354,000

NOTE 8—INCOME TAXES
Income tax for the three months ended March 31, 2020 and 2019 was an expense $1,000. The effective tax rate for the three months ended March 30, 2020 and 2019 differed from the statutory rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets.
Under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs of our subsidiary generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts will be reflected in the 2020 financial statements. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. We are currently assessing the impact the CARES Act will have on the Company’s consolidated financial statements.

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
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of March 31, 2020. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2020 is shown below:

March 31, 2020
Weighted average remaining lease term (years)	4.02
Weighted average discount rate (%)	4.75
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2020:

March 31, 2020
April 1, 2020 through December 31, 2020	$562,000
2021	748,000
2022	557,000
2023	555,000
2024	376,000
Total minimum lease payments	2,798,000
Less: imputed interest	(275,000)
Total operating lease liabilities	$2,523,000
Operating lease costs were $283,000 for the three months ended March 31, 2020, of which $209,000 and $74,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs were $264,000 for the three months ended March 31, 2019, of which $197,000 and $67,000 are included in research and development expenses and sales, marketing and administration expenses, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $180,000 and $134,000 for the three months ended March 31, 2020 and 2019, respectively, which is included in operating activities in the condensed consolidated statements of cash flows.

NOTE 10—RELATED PARTY TRANSACTIONS

In August 2019, we entered into a consulting agreement with a member of our board of directors, whereby the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. The initial restricted stock units vested in full on January 1, 2020. Per the agreement, the board member shall be granted an additional $100,000 of restricted stock units if the board member is still providing the technical advisory services in January of 2020. Because the board member was still providing the services in January 2020, the board member received an additional grant of restricted stock units equal to $100,000 of value as of the grant date and the restricted stock units will vest in full on December 31, 2020. In the event the board member is still performing services to the Company after 2020, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. During the three months ended March 31, 2020, we recorded expenses of $12,500 in connection with cash compensation portion of the consulting agreement, which are included in general and administrative expenses. Additionally, during the three months ended March 31, 2020, we recorded $24,000 related to the restricted stock unit awards, which is included in research and development expenses. As of March 31, 2020, there was $4,200 due to the board member under this consulting agreement.

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
Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of March 31, 2020 and 2019, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three months ended March 31, 2020 and 2019, respectively, with respect to litigation or loss contingencies.
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
Recent Developments
COVID-19-- The coronavirus (“COVID-19”) pandemic continues to spread in the United States, Asia and Europe, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work remote or from home conditions in the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the stay-at-home or work remote conditions in our facilities continues for an extended period of time, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and marketing activities and an overall lack of productivity. Similarly, while we have not experienced a major disruption with our customers as a result of the COVID-19 pandemic, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote conditions, or other restrictions relating to the COVID-19 pandemic continue, there may be an impact to our customers’ ability to manufacture or deliver raw materials or provide key components or services, which could result in delays in the demand from our customers for Resonant to produce designs for our customers. The pandemic may also impact the expansion of current and/or the roll out of new services which could impact our customers' demand for their products, which could reduce their demand for our products or services. While we don’t know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter delays in our product development efforts, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, or other COVID-19 ramifications.
Workforce Restructuring-- On March 17, 2020, we completed a restructuring of our workforce which included the layoff of ten full-time employees. Of these employees, eight were on our technical staff and two were devoted to sales, marketing and administration matters. In addition, during the first quarter of 2020 we negotiated the retirement or other departure of four executives. The restructuring is being implemented as part of a comprehensive review of our operations and is intended to reduce our operating costs as we shift our development initiatives to focus on XBAR® and 5G deployment.
In the first quarter of 2020, we incurred costs of approximately $150,000, consisting primarily of severance and other termination benefits. Overall, the layoffs and executive departures are expected to result in annual GAAP expense savings of approximately $4.5 million. Depending on our business outlook we may add back employees in the future which would offset these savings.
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
 A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have had a material impact on our condensed consolidated financial statements and related notes.
Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
     Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For the three months ended March 31, 2020 and 2019, we recognized a total of $544,000 and $134,000, respectively, of revenue. The increase was primarily a result of the collaboration and license agreement we signed in September 2019 with a major Tier 1 RF filter manufacturer. We have recorded $1.5 million of deferred revenue as of March 31, 2020, which we expect to recognize over the next year. Additionally, we expect to continue to recognize royalty revenue from our license agreements.

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
Research and development expenses increased $1.1 million, from $4.4 million in the first quarter of 2019 to $5.5 million in the first quarter of 2020. The increase was primarily related to higher compensation expenses of $700,000 associated with increased headcount and higher development costs of $250,000 related to our ISN® software development, XBAR® technology development and expanded activity on our filter designs under development. We anticipate that our research and development expenses will decrease in the next quarter due to reduced headcount as a result of our workforce restructuring that occurred in March 2020. However, research and development expenses may continue to increase over the remainder of the year if we determine we need to add replacement headcount.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional and consulting fees.
Sales, marketing and administration expenses were $3.1 million for the first quarter of 2020 compared to $3.0 million in the first quarter of 2019. The increase primarily related to compensation expenses associated with headcount changes. We anticipate that our sales, marketing and administration expenses will increase slightly as we move through the year.
Interest and Investment Income.  Interest and investment income decreased by $49,000 from $106,000 in the first quarter of 2019 to $57,000 in the first quarter of 2020, primarily due to fluctuations in cash and investment balances outstanding. We expect interest income to fluctuate in proportion to our cash and investment balances.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the three months ended March 31, 2020 and 2019, our only tax liability was for minimum taxes in the states where we conduct business.

Liquidity and Capital Resources
Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of March 31, 2020, we have raised aggregate gross proceeds of $125.9 million through the use of loans, convertible debt and equity through an IPO, private placement financings, exercise of warrants and secondary offerings of our common stock.
We had current assets of $30.1 million and current liabilities of $5.4 million at March 31, 2020, resulting in working capital of $24.7 million.  This compares to working capital of $12.8 million at March 31, 2019 and $4.8 million at December 31, 2019.  The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
As of March 31, 2020, our accumulated deficit totaled $130.5 million. In the three months ended March 31, 2020 our net loss totaled $8.0 million and we used $7.6 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At March 31, 2020 we had cash and cash equivalents of $29.6 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into early 2021. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current contracts and entering into new prepaid and paid up royalty arrangements, and efficiently managing operations and exploring further cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all, in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $7.2 million in the first three months of 2020 and $6.1 million in the first three months of 2019. The increase is primarily the result of our increased loss.
Investing activities used cash of $0.3 million in the first three months of 2020 and provided cash of $10.0 million in the first three months of 2019.  In 2020, the cash used was for the purchase of property and equipment and expenditures for patents. In 2019, the cash provided was a result of net redemptions of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents.
 Financing activities provided cash of $26.5 million in the first three months of 2020 as a result of the net proceeds from the underwritten sale of equity securities completed in February 2020. Financing activities provided cash of $0.4 million in the first three months of 2019 as a result of the exercise of warrants for cash.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to such risk factors during the period ended March 31, 2020.
Item 5.                        Other Information
On May 4, 2020, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2020 Incentive Bonus Program for their performance during the first quarter of 2020. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on May 13, 2020.

Executive Officers	Number of RSU Shares
Marybeth Carberry	7,823
Neal Fenzi	5,269
Robert Hammond	5,477
Dylan Kelly	6,972
Martin McDermut	9,500

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:	May 6, 2020	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)