Form 10-K
period 2020-12-31
Resonant Inc
filed 2021-03-12
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-36467

RESONANT INC.
(Exact Name of Registrant as Specified in Its charter)

Delaware	45-4320930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10900 Stonelake Blvd, Suite 100, Office 02-130, Austin, Texas 78759
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $115 million, based on the closing price on that date. As of March 10, 2021, the registrant had 60,119,538 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, the last day of the fiscal year covered by this Annual Report on Form 10-K.

RESONANT INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to fund our planned operations and implement our business plan;
•the status of filter designs under development;
•the prospects for licensing filter designs upon completion of development;
•plans for other filter designs not currently in development;
•potential customers for our designs;
•the timing and amount of future royalty streams;
•our plans regarding the use of proceeds from our financings and the expected duration of our capital resources;
•our plans regarding future financings;
•our hiring plans;
•the impact of our designs on the mobile device market;
•our business strategy;
•our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•the timing and success of our plan of commercialization;
•our dependence on growth in our customers’ businesses;
•our customers’ success in marketing products incorporating our designs to their customers;
•the effects of market conditions on our stock price and operating results;
•our ability to maintain our competitive technological advantages against competitors in our industry and the related costs associated with defending intellectual property infringement and other claims;
•our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;
•our ability to introduce new filter designs and bring them to market in a timely manner;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations concerning our relationships with our customers and other third parties and our customers’ relationships with their manufacturers and customers;
•the attraction and retention of qualified employees and key personnel;
•future acquisitions of or investments in complementary companies or technologies; and
•our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.
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
    We are commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile and other RFFE enabled devices. The worldwide adoption of Long Term Evolution, or LTE, as the global standard, the transition to 5G, and the use of mobile devices to access the Internet, has resulted in massive proliferation of frequency bands which, when combined with CA for higher data rates and multiple input multiple output, or MIMO, has resulted in an ever-increasing number and complexity of filters in the RFFE. We have developed and continue to expand a series of single-band designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the CA requirements of our customers. We are using our ISN® platform to efficiently integrate these designs into RF modules for our module customers. Currently, we are leveraging ISN® to develop these designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. In 2018 we further extended ISN® for BAW designs, which has resulted in our invention of a resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric membrane, which we call XBAR®, which exhibits performance parameters suitable for 5G and WiFi applications - high frequency operation, large bandwidth and high power reliability. Our success with XBAR® is dependent on our ability to develop high frequency filters utilizing these resonator structures that are successfully adopted by our targeted customers, which will be determined by our ability to show improved performance over competing products or significantly reduce the size and cost of their products.
    We believe licensing our designs, either as prepaid royalties or royalties paid as products ship, is the most direct and effective means of validating our ISN® platform and IP to address this rapidly growing market.  Our target customers make part or all of the RFFE.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RFFE filters that incorporate our designs and leverage our ISN® platform.
Our customer engagement process typically begins with the execution of a Joint Development Agreement, or JDA, and License Agreement, or LA, for specific bands. Depending on the complexity of the design, we estimate that initial samples of products to OEMs, will occur typically within nine to thirty-six months following execution of a license agreement. We classify these new designs as either ISN® Ready (9-12 months), ISN® Pilot (12-18 months), ISN® Advanced (18-36 months) or ISN® Development (Custom). Following these development cycles, designs are manufactured, qualified by our customers and sampled to OEM customers. Our customers can take from three to six months to qualify a design and then the OEMs can take an additional three to six months, or longer, to qualify a design as fit for use, reliable and ready for mass production. The point at which an OEM begins taking product from our customers in mass production is typically when royalty revenues would begin. Our customer agreements typically provide for upfront design fees and royalty payments for each unit sold using our filter designs and typically last for a minimum of two years, but may be renewed for a longer period. More recently our agreements have included pre-paid royalties, which can be fully paid-up for a design, or a partial pre-pay with subsequent royalties when the part begins shipping.

In 2017, in order to further facilitate our fabless filter program, and to provide manufacturing stability across the supply chain, we embarked on the creation of our Foundry Program. Foundries joining Resonant’s program first complete a foundry evaluation process to ensure alignment with our customers for filter performance, manufacturing quality and capacity, and business practices.  Once the evaluation is completed, the foundry runs a characterization lot, used to create a foundry process design kit, after which we are ready to start designs for manufacture in the foundry.  Packaging/Back-end vendors can also join the program by completing a back-end evaluation process to match their capabilities with foundry partners and our customers. Through this program we enable a secure supply chain for all our customers.
In 2019, we began development of Filter IP Standard Library designs to enable faster time to market for our customers. Further, the first Filter IP Library design was incorporated into Cadence Design Systems, Inc.'s AWR design suite, allowing module designers access to Resonant filter designs. At Mobile World Congress we showed the first 5G filter based upon XBAR® technology - an n79 filter. Subsequently, we accepted a $7.0 million investment and signed a commercial agreement for the development and license of filters for four bands based on XBAR® technology, with the industry's largest provider of filters for the RFFE. The commercial agreement provides for our receipt of up to an aggregate of $9.0 million of contract consideration in the form of "pre-paid royalties" for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditioned upon our achievement of certain milestones and deliverables acceptable to our customer in its discretion. During 2020, we continued the development of filters under the commercial agreement, resulting in completion of the second milestone ahead of schedule in October. This milestone is significant as it recognizes achieving predetermined target performance, packaging and initial reliability. Completion of the milestone also resulted in the second payment from this customer. We have received a total of $4.5 million from this customer as of December 31, 2020. In accounting for this contract under ASC 606, we have determined the total contract consideration is to be recognized over time as the intellectual property is developed.
Early in 2020 we signed multiple new license agreements with a major foundry focused on the China market, further enhancing our foundry program. These agreements include both pre-paid royalties and royalty payments due upon shipment of parts for the licensed designs. In August of 2020 we demonstrated that XBAR® based filters could be manufactured using standard SAW foundry processing, a much simpler and lower cost process than is used for other BAW filter manufacturing. During the year we expanded our patent portfolio and ended the year with more than 300 issued and pending patents, with more than 150 patents protecting our XBAR® technology. The combination of progress developing XBAR®-based filters, advances in our foundry program and increasing shipments of our legacy designs resulted in record annual revenues in 2020 and more than 50 million filters shipped using ISN® designs since our inception.
We plan to continue to pursue filter design projects with existing and potential customers and other strategic partners. These types of arrangements offer complementary technology and market intelligence. In addition, we will continue to help develop a fabless filter eco-system to support the growth in filter volumes for our customers. We are also investigating the potential of licensing part or all of our ISN® software design suite to potential customers in the RFFE industry. We will continue to develop XBAR® technology for both mobile and non-mobile applications, including 5G, WiFi and Ultra-WideBand (UWB) applications, forming strategic partnerships with filter manufacturers and customers to bring the technology to market as quickly as possible. We intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions.
Our History
    Our inception date is May 29, 2012. We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014.
In July 2016, we acquired GVR Trade S.A., or GVR, a Swiss-based company specializing in the consultation and design of SAW and BAW devices. GVR is a wholly-owned direct subsidiary of Resonant.
    In the fourth quarter of 2020, we moved our corporate headquarters to Austin, Texas to facilitate greater access to a technical and highly skilled workforce, while we continue to maintain facilities in Goleta and Burlingame, California where today the majority of our engineering talent resides. Our principal executive offices are located at 10900 Stonelake Blvd., Suite 100, Office 02-120, Austin, Texas 78759, and our telephone number is 805-308-9803.

Industry Background
Glossary
 The following is a glossary of useful terms:
•4G—4th Generation is a mobile communications standard intended to replace 3G, allowing wireless Internet access at a much higher speed.
•5G—5th Generation is a mobile communications standard and is the latest iteration of cellular technology, engineered to greatly increase the speed and responsiveness of wireless networks.
•Band, channel or frequency band—a designated range of radio wave frequencies used to communicate with a mobile device.
•Bulk acoustic wave (BAW)—an acoustic wave traveling through a material exhibiting elasticity.
•Duplexer—a bi-directional device that connects the antenna to the transmitter and receiver of a wireless device and simultaneously filters both the transmit signal and receive signal.
•Carrier Aggregation (CA)—the aggregation, or adding together, of multiple carriers (frequency bands) to meet the LTE-Advanced specification requirements, allowing for increased transmission bandwidth delivery of higher data rates, improved capacity and more efficient use of a carriers fragmented spectrum.
•Filter—a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.
•Resonator—a device that naturally oscillates (or resonates) at specific frequencies. The oscillations in a resonator can be either electromagnetic or mechanical (including acoustic). Resonators are the building blocks for filters.
•RF front-end (RFFE)—the circuitry in a mobile device responsible for the analog signal processing which is located between the antenna and the digital baseband.
•Surface acoustic wave (SAW)—an acoustic wave traveling along the surface of a material exhibiting elasticity, with an amplitude that typically decays exponentially with depth into the substrate.
•Temperature-Compensated SAW (TC-SAW)—a SAW device which has additional material alterations to reduce its variation with changes in temperature.
•WiFi—a wireless networking technology that allows devices to interface to the Internet.

•Ultra-wideband (UWB)—a radio technology that uses very low energy signal for short-range, high-bandwidth communications over a large portion of the radio spectrum.

The Mobile Internet
 The need for multiplexers, duplexers and other filters in the RFFE of mobile devices continues to grow rapidly due to rising consumer demand for always-on wireless broadband. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the Internet. According to Cisco, there were 8.8 billion wireless devices in 2018, predicted to grow to 13.1 billion by 2023. To accommodate the increase in data usage, Cisco also predicts that WiFi hotspots will increase from 169 million in 2018 to 628 million by 2023.

The exponential growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new RF spectrum, driving up the number of frequency bands in mobile devices, with many of the most recent allocations being at higher frequencies than in the past, and of much wider bandwidths, thus pushing mobile phone designers to make more efficient use of spectrum.
According to Navian Inc., the market for RFFE filters in mobile devices was 45.5 billion filters in 2019 and will grow to an estimated 72.0 billion filters by 2024.

Number of RF Filters (Billions)
90
80
70
60
50
40
30
20
10
0
45.5
45.3
54.5
61.2
66.2
72.0
2019
2020
2021
2022
2023
2024

Figure 1—Projected growth of the market for RFFE filters including duplexers and multiplexers in mobile devices from 2019 through 2024 (in billions of filters). Source: Navian Inc.
In addition to RFFE filter unit growth, filter sales growth is expected to follow and was estimated to be $8.0 billion in 2019 and is forecasted to reach $12.2 billion by 2024, according to Navian.

Dollars of RF Filters (Billions)
$16
$14
$12
$10
$8
$6
$4
$2
$0
$8.0
$8.2
$9.9
$10.6
$11.2
$12.2
2019
2020
2021
2022
2023
2024

Figure 2—Projected growth of the market for RF front-end filters, including duplexers and multiplexers, in mobile devices from 2019 through 2024 (in billions of dollars). Source: Navian Inc.
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

Challenges Faced by the Mobile Device Industry
The world is progressing toward ubiquitous RF coverage in which almost all devices will be connected, most wirelessly. Technology experts predict that by 2023 there will be over 29.3 billion connected devices operating worldwide and we will be measuring mobile usage in Exabytes. This overwhelming demand for wireless data has driven the carriers and regulators to open new spectrum bands.
This substantial and rapid increase in bands has created several significant problems, including a corresponding increase in the number of filters and duplexers in mobile devices. Traditional RF front-end solutions typically require one duplexer for each frequency band. The most recent iPhones support coverage for 22 FDD-LTE and 8 TDD-LTE bands, in addition to support for previous wireless technology generations, 3G and 2G, and most recently 5G coverage for sub-6GHz and mmWave. Each band requires a filter, either as an individual filter, a duplexer or a multiplexer, depending upon the spectrum and CA requirements. This increase in number and complexity of filters is dramatically driving up the cost of RF front-ends. In the latest global smartphones, filters, duplexers and multiplexers comprise more than half of the cost to the RF front-end, according to Mobile Experts. The dramatic increase in the number of filters required, which includes Chip Scale Package, or CSP, Wafer Level Package, or WLP, filters, duplexers, multiplexers, with multiple sizes and multiple packaging substrates, each requiring a new design, requires an increase in design capacity, or improved design efficiency. ISN® improves the design efficiency by accurately modeling the performance of acoustic wave filters.
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
In addition, the higher frequency 4G bands tend to use relatively expensive BAW technology. Phone OEMs would prefer to use SAW manufacturing processes because of its lower cost and smaller size. However, conventional filter designs using SAW technology do not perform adequately in high frequency bands or in bands with closely spaced receive and transmit channels, typical of many new bands. With the introduction of 5G, which uses even higher frequencies and wider bandwidths, this problem is further exacerbated.
Adding to the complexity of the industry, mobile devices must now be capable of receiving from two, to as many as five, downlink bands simultaneously, known as downlink CA. This CA requirement creates the need for complex multiplexing filters, or multiplexers, which are significantly more complex than duplexers and effectively require four filters for each CA combination. In addition, during the transition to 5G, dual connectivity to both LTE and New Radio (NR) networks is required. 3rd Generation Partnership Project has identified over 400 worldwide band combinations, creating increased complexity and cost to RFFEs. In the case of a quadplexer, with four different frequency bands, within each band the signal loss must be minimized, while rejecting three bands often in close proximity. Duplexers must only reject a single band. Mobile Experts predicts that more than 2 billion terminals will be shipped supporting CA in 2024. This rising complexity in the industry is also aggravating the constraints on design capacity and resources.
In addition to the challenges described above, 5G will further exacerbate the problems of more demand for filters, filter designs, and more complexity and integration in the RFFE. 5G comprises three distinct segments:
•Enhanced mobile broadband: Increased bandwidth for extreme data-rates and capacity to support wireless video everywhere;
•Mission critical services: High reliability, low latency and high security for automotive, health and government; and
•Massive Internet-of-Things: Low cost, low energy, long life for wearables, smart home devices and interconnected devices.
    All three of these segments require filters and will further accelerate the already substantial growth in the filter market.
Our Technology
RFFE module companies currently produce filters internally or purchase filters from third-party manufacturers, such as Broadcom, Murata, Taiyo-Yuden and RF360. These module companies and filter manufacturers design filters using their own internal resources, which we believe are proving insufficient to meet the explosive growth in both total global filter demand and unique filter designs, as well as the increasingly complex filter requirements necessitated in part by crowded spectrum and carrier aggregation. We believe that our patented ISN® technology will enable us to design complex filter products with shortened design times and help our customers benefit from the use of more cost-effective manufacturing processes. ISN® can be summarized as a two-step process:
We use circuit models to optimize initial designs.  Most of the filter industry models acoustic wave filters using a coupling-of-modes, or COM, model. In contrast, we use circuit models derived from the actual physics of acoustic wave filters. Circuit models are computationally much faster, which allows for very quick optimization of the many possible solutions that result from the synthesis process. We can quickly compare large numbers of different, optimized solutions before commencing the third step - lengthy but highly accurate simulations based on fundamental methods.
We use fundamental models to simulate final designs. Our highly accurate models are based entirely on fundamental material properties and dimensions, again unlike the common practice in the industry today.  The precision and accuracy of our models allows for far fewer turns through the fab to reach the desired product performance.  Because our models are fundamental, integration with our foundry and fab customers is eased due to the understanding of the basic material properties and dimensions of the fab.
Using our ISN® design platform, in 2018 we invented a new resonator technology, XBAR®, with fundamental properties matching the new wireless requirements of higher frequency, wider bandwidth and higher power operation, when compared to previous wireless generations. At Mobile World Congress in 2019 we demonstrated a 5G (n79) filter prototype with the required bandwidth to support 5G operation across the entire band. XBAR® technology is applicable to many current and projected wireless technologies which operate above 3GHz. Hence we are developing designs for both mobile and non-mobile applications for 5G and WiFi, and fully expect to extend this to UWB and 6G. In addition to the fundamental advantages of XBAR®, the straightforward processing for this BAW resonator, lends itself to low cost manufacturing.

Our Commercialization Plan
We will continue to pursue filter design projects with existing and potential customers and other strategic partners, and we believe licensing our designs is the most direct and effective means of delivering our solutions to the market and validating the technical advantages of our tools, IP and team. In addition, we will continue to help develop a fabless filter eco-system to support the growth in the filter volumes for our customers. We will continue to develop XBAR® technology for both mobile and non-mobile applications, including 5G, WiFi and Ultra-WideBand (UWB) applications, forming strategic partnerships with filter manufacturers and customers to bring the technology to market as quickly as possible. We intend to retain ownership of our technology, designs and related improvements and charge royalties based on sales of filters that incorporate our designs. We do not intend to manufacture or sell any physical products or operate as a contract design company developing designs for a fee. Our strategy is to establish and leverage alliances with customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, thus combining their own particular strengths with ours to provide an extensive array of solutions and to develop and license filter designs that offer improvements in the time to develop, cost, size and performance of RFFEs. The goal for our designs is to improve profit margins and increase market share for our customers.

Our customers are filter manufacturers, RFFE module manufacturers, RF active and passive component suppliers and potentially mobile handset OEMs. Currently, for most of our customers, we license specific, custom designs. In the fourth quarter of 2018 we introduced and announced the first customer for our standard IP filter library of products. In these cases we develop a standard design at one of our qualified foundries and customers can then license this design without paying for or waiting for completion of development, hence minimizing their cost and reducing time to market. We charge royalties at a fixed amount per filter or as a percentage of sales price. In October 2019, we announced a commercial agreement with the industry's largest provider of filters for the RFFE to develop and license filters based on XBAR® technology. In this case, we determined the total amount of royalties expected to result from the licenses being designed and discounted the rate in exchange for prepayment of the amount in advance. The customer agreed to pay up to an aggregate of $9.0 million for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to our customer in its discretion. We expect to generate substantially all of our near-term revenues with these types of licensing arrangements. Each filter design and related royalty stream is expected to have a finite commercial life as mobile devices continue to evolve. Our plan is to offer our customers replacement designs as existing designs become obsolete. Revenue from our contracts may be recognized over time or at a point-in-time depending on the facts and circumstances of each contract.
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
Single Band Designs
We continue to develop a series of SAW filter designs for RF frequency bands presently dominated by the larger and more expensive BAW filters. In 2020, we continued to develop single band, SAW filter designs for customers. Some of these filter designs are for duplexers that have historically been TC-SAWs or BAWs while others are for discrete SAW filters that may need improvements in performance, size or cost. The single band designs included WiFi Co-Existence filters, which pass licensed wireless frequencies, while protecting WiFi from interference, and designs for module applications which require wafer-level packaging (WLP) and modeling of the module board. We believe that, using our ISN® technology, combined with our experience and know-how, we can design innovative SAW filters that meet the performance requirements for many of these bands but at significantly less cost than that of BAW filters they would replace.  These single band filter designs were the earliest opportunity for royalty revenues, and represented the nominal royalty revenues in 2018. Since 2018, we have continued to develop single band designs using TC-SAW processes in order to take advantage of the improved temperature stability.
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
XBAR® Filters
Our ISN® technology enabled us to invent a new resonator technology, XBAR®. Large instantaneous bandwidth filters at high frequency (above 3GHz) are required for next generation wireless technologies, such as 5G, WiFi 6E and UWB, to support high data-rates. Filters using XBAR® resonators are ideally suited for these applications. During 2020, we continued to develop XBAR® filter designs for our partner, focused on the mobile market. In addition, we designed and had fabricated through our foundries XBAR® designs for 5G and WiFi non-mobile applications

Our immediate focus is to address the problems in the RFFE with innovative single-band and multiplex designs made possible with our ISN® technology. These designs present the greatest near-term potential for commercialization of our technology. We expect the trend towards spectrum proliferation, particularly with new 5G spectrum, in addition to CA and MIMO, will require complex filters and multiplexing. We believe our ISN® and XBAR® technology will enable cost effective designs for these applications.

We also believe that the power of Resonant ISN® tools and methodology will continue to enable fabless customers and filter foundries to newly enter or expand their participation in the supply chain for RF filters. In late 2016, we expanded our customer focus to include fabless filter manufacturers, which are companies that do not have their own internal filter fabrication facility. Typically, these companies already are supplying other products in the RFFE to the OEM, and as a result, do not require a protracted new vendor qualification process in order to supply parts. In 2017, to further facilitate our fabless filter program and to provide manufacturing stability across the supply chain to our fully integrated filter customers, we created our Foundry Program. Foundries joining the Foundry Program first complete a foundry evaluation process to ensure alignment with our customers for filter performance, manufacturing quality and capacity, and business practices. Once the evaluation is completed, the foundry runs a characterization lot, used to create a foundry process design kit, after which we are ready to start designs for manufacture in the foundry. Packaging/Back-end vendors also can join the program by completing a back-end evaluation process to match their capabilities with foundry partners and our customers. It is through this program that we can enable a secure supply chain for all our customers.

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
Our patent portfolio reflects both the initial technology originated at and contributed to us by Superconductor Technologies Inc., or STI, as well as our own patent filings since our founding, and continues to be the result of an active and ongoing program to identify, protect and commercialize our intellectual property. This program includes the development of a comprehensive patent strategy. We engage in a thorough process of patent landscaping that provides an in-depth analysis of not only the markets we are addressing, but also adjacent markets, so that we can tactically and strategically protect our position in the market through patent filings. We also routinely use specialized outside firms to assist in these endeavors. These firms assist with invention identification, intellectual property strategy and competitive landscape analysis. Through our landscaping and advanced product development processes we have plans to file additional patents in 2021.

Our patent portfolio comprises more than 300 issued and pending U.S. and foreign patents, with more than 150 targeting 5G. This patent portfolio relates primarily to the following subject matters:
•Physical Implementation
•Design Synthesis and Optimization Speed
•Network Synthesis
•Image Design
•Circuit Designs
•Simulation Accuracy
•Next Generation Designs/Architectures
•Simplifying the RFFE
•XBAR
•Circuit Structure
•Critical Design Requirements
•Power handling and linearity
•Temperature dependence
•Yield Analysis

We have a formal trade secret program to identify and protect technologies and know-how that derive significant economic value from being secret. This program is managed to provide the optimal levels of protection and competitive advantage to us. We protect our trade secrets and other proprietary information by maintaining the secrecy of such information, including by requiring confidentiality agreements from all our employees, consultants and third parties having access to such information. We have a number of trade secrets already protected in this program and we expect to add more such trade secrets into the program in 2021.
We have also registered U.S. trademarks for ‘‘Resonant®’’, ‘‘ISN®”, “Infinite Synthesized Networks®’’, “XBAR®” and “PMTx®’’.
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
Human Capital Resources
We have 67 employees as of December 31, 2020, 48 of which are on our technical staff and 19 of which are devoted to finance, sales, marketing and administration matters. We compete for the limited number of highly talented RF filter engineers and work to attract and retain technical talent through offering competitive compensation and benefit packages. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to our Company. We have three primary locations, in California and Texas, where our employees provide services. We also use several outside consultants.
Where You Can Find Other Information
    Our principal executive offices are located at 10900 Stonelake Blvd., Suite 100, Office 02-120, Austin, Texas 78759, and our telephone number is 805-308-9803. We also have development offices in Goleta, California, Burlingame, California and Neuchatel, Switzerland and lease office space in Anyang, South Korea. Our website address is www.resonant.com. The information contained on, or that can be accessed through, our website is not a part of this report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov.

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
Risks Specific to our Company
We may require additional capital to continue operations in the future, which capital may not be available on terms acceptable to us, if at all.
    As of December 31, 2020, our accumulated deficit totaled $150.9 million. During 2020 our net loss totaled $28.4 million and we used $23.2 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2020 we had cash and cash equivalents of $25.0 million. Subsequent to December 31, 2020, but prior to publication of the financial statements included in this Form 10-K, we raised $4.1 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of a significant revenue increase we project these cash resources will provide sufficient funding into the first quarter of 2022. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We have a history of operating losses and we may never achieve or maintain profitability or positive cash flows.

We have a limited operating history and utilize planned milestones for investors to evaluate our progress. We have generated minimal revenues and we have a history of losses from operations with an accumulated deficit as of December 31, 2020 of $150.9 million. Our operations have been funded with initial capital contributions, proceeds from the sale of equity securities and debt. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to refine existing technology, develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies.  Our ability to generate revenues and achieve profitability and, ultimately, positive cash flows, may depend on whether we can obtain additional capital when we need it and will depend on whether we continue to refine our technology and find additional customers who will license our designs.  There can be no assurance that we will ever generate meaningful revenues, or that the revenues we do generate will be sufficient to achieve profitability and positive cash flows.
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
We develop filter designs to meet our customers' stringent performance specifications. Our customers often ship pre-production samples of our designed filters to their customers for further evaluation. For some designs, mass production may commence. However, the filter qualification process is demanding and some designs will not result in volume production. If successfully developed and selected by our customer, our designs will compete against other technologies for inclusion in our customers’ products. Our customers’ final products will then compete against other products and technologies for inclusion in mobile devices in the marketplace. There can be no assurance that we can complete our designs, that our final designs will have acceptable performance and meet our customers’ specifications, or if our pre-production sample filter shipments will be selected for production. Even if our filter designs have acceptable performance, there are a number of other considerations influencing the customer’s decision whether to use our design, such as packaging type and manufacturing cost, many of which are beyond our control. The decision to use our designs is solely within our customers’ discretion. Further, if our filter design is selected by a customer for inclusion in its design or product, there is no guarantee that the customer’s design or product will be selected for inclusion in mobile devices or, even if selected, result in high-volume sales and meaningful revenues. The failure of a significant number of our designs to be selected at the design stage or the device stage would have a material adverse effect on our business and potentially threaten our viability.
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
We are a filter design company and will not commercially manufacture any products. Our business model is to license our designs to customers, who will manufacture our designs themselves or rely on third party manufacturers, commonly referred to as foundries, to fabricate our designs for integration into the customer's overall product. We are dependent on foundries’ filter fabrication processes and capabilities for our filter designs. Even with a fully compliant filter design, the customer may not license our design unless the manufacturer can demonstrate the ability to economically produce the design in large volumes.  We do not have any control over the manufacturer and cannot provide assurances that the manufacturer will have the necessary technology, skills and resources to successfully manufacture filters from our designs in commercial quantities. Additionally, foundries may refuse to manufacture filters from our designs. Many foundries offer potentially competitive filter technology as part of their standard product line or offer the services of in-house design teams which may consider us competition. In this case, our customers may face resistance by their foundries to manufacture our designs. The reluctance of foundries to manufacture our designs could adversely affect the market acceptance of our designs.
Our designs are complex, may contain latent defects, and may prove difficult to manufacture in commercial quantities.  We will be relying on our customers and filter fabricators or manufacturers to build filters from our designs.  Our business could fail if they encounter difficulties manufacturing filters in commercial quantities.
    We develop complex filter designs, which is inherently challenging. Only a small number of our designed filters are currently in production, and therefore we cannot be certain our methods and testing procedures are adequate to detect latent design defects. If any of our designs contain latent defects, we may be unable to correct these problems. Additionally, we rely on our customers and filter fabricators or manufacturers to manufacture our designed filters. They will need to manufacture filters in commercial quantities at an acceptable cost, and we have little or no control over the manufacturing process. They must also operate and maintain sophisticated manufacturing equipment, and equipment failures can have adverse consequences on production volumes, yields and schedules. They may encounter difficulties in scaling up production, including problems with quality control, raw material and component supply shortages, low manufacturing yields, increased costs, shortages of qualified personnel and/or difficulties associated with compliance with regulatory requirements. Any of these problems may adversely affect the timing and amount of our future revenues. Additionally, if our customers and their suppliers encounter difficulties manufacturing filters from our designs in commercial quantities, our business could fail.

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
    Our success depends in large part on the demand for mobile wireless devices and other products that incorporate our proprietary filter designs. Our customers’ products are inherently complex and may contain defects or errors unrelated to our designs that are detected only when the products are in use. Any defects or errors in the products of our customers could result in product recalls or the discontinuation of those products, which could have an adverse impact on our operating results due to a delay or decrease in demand for our designs. Further, security failures, defects or errors in mobile wireless devices, such as the issues with the Galaxy Note 7 in 2016 that caused Samsung to discontinue that product, have led to increased scrutiny of component suppliers. If our customers do not perceive our designs to be of high quality, or if mobile device manufacturers do not perceive the products of our customers to be of high quality, or if we or our customers are unable or unwilling to comply with heightened quality assurance requirements of mobile device manufacturers, we may be unsuccessful in having our designed filters incorporated into finished products. In certain instances we perform failure analysis and reliability testing of our customers’ parts. If our analysis and testing prove to be faulty or insufficient, including due to failure of our laboratory equipment or human error, and our customers rely upon the results we provide, our reputation may be damaged, and customers may be reluctant to utilize our services or license our designs. This could harm our ability to attract customers and negatively impact our financial results, and may result in claims against us by our customers or others.
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
Achieving additional acceptance among RFFE manufacturers of our designs will be crucial to our continued success. We have a limited history of marketing designs and we may fail to generate significant interest in our designs. These and other factors may affect the rate and level of market acceptance, including our royalty fees and the cost of our designed filters relative to other competing designs and technologies, perception by RF front-end manufacturers and mobile device manufacturers, press and blog coverage, social media coverage and other publicity and public relations factors which are not within our control and regulatory developments related to manufacturing, marketing and selling our designs. If we are unable to achieve or maintain market acceptance, our business would be harmed.
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
Risks Related to Our Industry
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
If our principal end markets fail to grow or experience declines, our revenue may not meet our business plan expectations.
Our initial designs are being incorporated into mobile wireless devices.  Accordingly, demand for our designs is dependent on the ability of mobile wireless device manufacturers to successfully sell wireless devices that incorporate our designs.  We cannot be certain whether these manufacturers will be able to create or sustain demand for their wireless devices that contain our designs or how long they will remain competitive in their business, if at all.  The success of these mobile wireless device manufacturers and the demand for their wireless devices can be affected by a number of factors, including, but not limited to:
•market acceptance of their mobile wireless devices that contain our designs;
•the impact of slowdowns or declines in sales of mobile wireless devices in general;
•their ability to design products with features that meet the evolving tastes and preferences of consumers;
•fluctuations in foreign currency;
•relationships with wireless carriers in particular markets;

•the implementation of, or changes to, mobile wireless device certification standards and programs;
•technological advancements in the functionality and capabilities of mobile wireless devices;
•the imposition of restrictions, tariffs, duties, or regulations by foreign governments on mobile wireless device manufacturers;
•failure to comply with governmental restrictions or regulations;
•cost and availability of components for their products; and
•inventory levels in the sales channels into which mobile wireless device manufacturers sell their products.

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
These regulations could restrict our ability to license existing filter designs and develop new designs.  For example, as a result of ITAR requirements, we are unable to supply certain products to China satellite companies or end users, which comprise a significant part of the overall satellite market. Changes in our designs or changes in export and import regulations may create delays in the introduction of our designs in international markets, prevent our customers with international operations from deploying products incorporating our designs throughout their global systems or, in some cases, prevent the export or import of product including our designs to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our designs by, or our ability to export or license our designs to, existing or potential customers with international operations and decreased revenue. For example, in late 2020 the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placed a China-based customer of ours on the Bureau’s Entity List, which resulted in our suspending exports of our technologies to this customer while we seek a limited export license from the U.S. Department of Commerce. Any failure to comply with these laws could result in sanctions by the

U.S. government, including substantial monetary penalties, denial of export privileges, and debarment from government contracts.
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
    Changes in Government administration could result in changes to political, regulatory and economic laws, policies and conditions that could severely and negatively impact our business. For example, the Trump administration negotiated a new North American trade pact to replace the North American Free Trade Agreement, withdrew the United States from the Trans-Pacific Partnership (TPP), and has imposed tariffs on goods imported into the United States, including from China, which has imposed retaliatory tariffs affecting certain products manufactured in the United States. Our customers are located around the world, and we expect that international sales will comprise a substantial portion of total sales in the future. In addition, we expect that products utilizing our designs will be produced, assembled and tested at third-party manufacturing facilities located primarily in Asia. Changes in U.S. political, regulatory and economic conditions or laws and policies governing U.S. tax laws, foreign trade, manufacturing, and development and investment in the countries where we or our customers operate could adversely affect our operating results and our business. For example, imposition of tariffs on our customers’ products that are imported from China to the United States could harm sales of such products, which would harm our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.
Changes in current laws or regulations or the imposition of new laws or regulations could impede the license of our designs or otherwise harm our business.
Wireless networks can only operate in the frequency bands, or spectrum, allowed by regulators and in accordance with rules governing how the spectrum can be used. The Federal Communications Commission, or the FCC, in the United States, as well as regulators in foreign countries, have broad jurisdiction over the allocation of frequency bands for wireless networks. We therefore will rely on the FCC and international regulators to provide sufficient spectrum and usage rules. For example, countries such as China, Japan or Korea heavily regulate all aspects of their wireless communication industries, and may restrict spectrum allocation or usage. If this were to occur elsewhere, it would make it difficult for us to license our designs for use in mobile devices in that region.
Risks Related to Ownership of our Stock
The price of our common stock may be volatile and the value of your investment could decline

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
•the progress, completion or failure of efforts to design our commercial products;
•a customer decision regarding incorporation of our designs into a commercial product;
•the loss of any customer relationship;
•the addition of a new customer relationship;
•mergers and acquisitions involving us, our customers or our competitors;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated changes or fluctuations in our results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•actual or anticipated changes in the expectations of investors or securities analysts;
•litigation involving us, our industry, or both;
•regulatory developments in the United States, foreign countries, or both;
•general economic conditions and trends;
•major catastrophic events;
•lockup releases, sales of large blocks of our common stock;
•departures of key employees; or
•an adverse impact on the company from any of the other risks cited herein.

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
If we raise additional capital in the future, your ownership in us could be diluted.
Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. Any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends, which could impair the value of our common stock. This may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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
We have only a limited operating history upon which our business and future prospects may be evaluated. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; and developing new solutions. Our current operational infrastructure may require changes for us to scale our business efficiently with additional technical personnel and effectively to keep pace with demand for our solutions, and achieve long-term profitability. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. As a company in a rapidly evolving industry, our business prospects depend in large part on our ability to:
•build a reputation for a superior solution and create trust and long-term relationships with our customers;

•distinguish ourselves from competitors in our industry;
•develop and offer competitive technologies that meet our customers’ needs as they change;
•respond to evolving industry standards and government regulations that impact our business;
•expand our business internationally; and
•attract, hire, integrate and retain qualified and motivated employees.

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
    We have significant NOLs and R&D tax credits available to offset our future United States federal and state taxable income. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as R&D tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In 2014 and 2017 ownership changes, as defined in Section 382 of the Internal Revenue Code, occurred which resulted in annual limitations on our federal net operating loss carryforwards; however, we believe it is more likely than not that none of the federal net operating loss carryforwards will expire as a result of the of limitations under Section 382. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results. In addition, California and certain states have suspended use of NOLs for certain taxable years and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company.  These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management.  These provisions include:

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law.  These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
General Risks
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
•expropriation;
•changes in a specific country’s or region’s political or economic conditions;
•changes in tax laws, trade protection measures and import or export licensing requirements;
•difficulties in protecting our intellectual property;
•difficulties in managing staffing and exposure to different employment practices and labor laws;
•changes in foreign currency exchange rates;
•restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;
•changes in freight and interest rates;
•disruption in air transportation between the United States and overseas facilities;
•loss or modification of exemptions for taxes and tariffs; and
•compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act.

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions, war, acts of terrorism, pandemic events and the spread of disease, all of which are outside of our control and could disrupt manufacturing or other operations. For example, our Goleta and Burlingame operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues, safety issues, natural disasters, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
As we generate revenue, we expect our quarterly and annual operating results to fluctuate significantly due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:
•a downturn in the markets for our customers’ products;
•disruptions or delays in the manufacture of our designed filters, our customers’ products, or the products into which our customers’ products are incorporated, or in the supply of raw materials or product components used to produce such filters or products;
•a failure to anticipate changing customer product requirements;
•market acceptance of our designs;
•cancellations or postponements of previously placed orders for our customers’ products;
•increased financing costs or any inability to obtain necessary financing;
•the impact on our business of any cost reduction measures;
•a loss of key personnel or the shortage of available skilled workers;
•economic conditions in various geographic areas where we or our customers do business;
•the impact of political uncertainties, such as government sequestration and uncertainties surrounding the federal budget, customer spending and demand for products incorporating our designs;
•other conditions affecting the timing of orders of our customers’ products incorporating our designs;
•reductions in the royalty rates for our designs occasioned by a reduction in the prices for our customers’ products, increases in the costs of raw materials used to produce our customers’ products, or other factors;
•effects of competitive pricing pressures, including decreases in average selling prices of RF filters that compete with our filter designs, resulting in reduced royalty revenue;
•obsolescence of our designs;
•research and development expenses incurred with respect to new filter design introductions;
•natural disasters, such as hurricanes, earthquakes, fires, and floods;
•the emergence of new industry standards;
•the loss or gain of significant customers;
•the introduction of new designs and manufacturing processes;
•changes in technology;

•intellectual property disputes;
•customs (including tariffs imposed on products, or components thereof, into which our filter designs are incorporated, or the equipment used in the production of such products), import/export, and other regulations of the countries in which we do business;
•the occurrence of M&A activities; and
•acts of terrorism or violence and international conflicts or crises, including pandemic events and the spread of disease.

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
Changes in U.S. tax laws and regulations may have a material adverse effect on our business, cash flow, operating results, and financial condition.
Changes in tax laws and regulations, or changes in the interpretation of tax laws and regulations by federal or state authorities, may have a material adverse effect on our business, cash flows, operating results or financial condition. Changes in corporate tax rates and the deductibility of expenses included in future tax reform legislation could have a material impact on the future value of our deferred tax assets, could result in significant one-time costs or expenses in the current or future taxable years, and could increase our future U.S. tax expense. In addition, foreign governments or U.S. states may enact tax laws, or make changes to tax laws, that could result in further changes to taxation applicable to us and materially affect our operating results and financial condition.

ITEM 1B.               UNRESOLVED STAFF COMMENTS
None.

ITEM 2.                        PROPERTIES
We maintain our principal office in Austin, Texas. We lease approximately 27,000 square feet of office and laboratory space, in Goleta, California under a lease that expires in November 2024 and provides us with one option to renew for an additional five years. We lease an additional 5,250 square feet of office space in Burlingame, California under a lease that expires in January 2022 and provides us with an option for an additional two years. This facility is used by members of our technical team resident in the San Francisco Bay area. We also lease space for our for our international operations in Anyang, South Korea. We believe our current facilities are sufficient for our current operations, and that suitable additional space will be available to accommodate our anticipated growth.

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
Holders of Record
As of December 31, 2020, we had 33 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
    We plan to continue to develop IP associated with high frequency/high-wide bandwidth filters (XBAR®-based filters), to expand our IP and trade secret libraries, and further the development of our ISN® multi-physics EDA platform. While we remain a filter design licensing company, we are also investigating the potential of licensing part or all of our ISN® software design suite and certain patents, including IP associated with our XBAR® filters, to potential customers in the RFFE industry. During the third quarter of 2019, we completed an investment and commercial agreement with Murata Manufacturing Co., Ltd., the first collaboration agreement leveraging our XBAR® IP. In all licensing arrangements with our customers we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions. We continue to expand our foundry program, which allows fabless companies to enter into the filter business quickly and efficiently. It is through this foundry program that we expect to engage OEM’s and Independent Design House's (IDH's) directly to provide a significant cost and time to market advantage.
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

Recent Developments

COVID-19--The coronavirus ("COVID-19") pandemic continues to spread in the Unites States, Asia and Europe, the major markets in which we operate. The pandemic's ultimate impact on our operations and financial performance depends in part on may factors not within our control and that vary by region (heightening the uncertainty of COVID-19's ultimate impact), including, without limitation: restrictive governmental and business actions that have been and continue to be taken in response (including travel restrictions, work from home requirements, and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets and financial market volatility; levels of economic contraction or growth; the impact of the pandemic on health and safety; the pace of recovery if and when the pandemic subsides; and how significantly the number of cases increases as economies reopen and restrictive governmental and business actions are relaxed.

Restrictions on travel and the imposition of stay-at-home or work remote conditions have impacted our operations and those of our customers. While we have not experienced major disruptions, customers have requested engagement deferrals and our employees ability to deliver our products and services has been impacted. We continue to actively communicate with and listen to our customers to best ensure that we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but also over the long-term. However, our ability to interact with customers has been impacted by the current environment. For example, we believe that our inability to meet in-person with current or prospective customers, as well as the cancellation or postponement of Company-sponsored events or third-party events at which our products are featured, may have a negative impact on our business.

If current restrictions continue for an extended period of time, we may, among other issues, experience delays in product development, a decreased ability to support our customers, further disruptions in sales and marketing activities and an overall lack of productivity. Similarly, significant outbreaks, continued travel restrictions, stay-at-home or work remote conditions, or other restrictions may impact our customers' ability to manufacture or deliver raw materials or provide key components or services, which could result in delays in the demand from our customers to produce designs. The pandemic may also impact the expansion of current services and/or the roll out of new services which could impact our customers' demand for their products, which could reduce their demand for our products or services. While we don't know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter delays in our product development efforts, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in global financial markets, overall reductions in demand, or other COVID-19 ramifications.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For the years ended December 31, 2020 and 2019, we recognized $3.2 million and $0.7 million, respectively, of revenue. The increase was primarily a result of the collaboration and license agreement we signed in September 2019 with a major Tier 1 RF filter manufacturer. We have recorded $1.8 million of deferred revenue as of December 31, 2020, which we expect to recognize over the remainder of the contracts. Additionally, we expect to continue to recognize sales-based royalty revenue from our license agreements.
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
Research and development expenses increased $0.6 million from $18.9 million in 2019 to $19.5 million in 2020.  The increase was a product of higher development costs of $0.5 million related to our ISN® and XBAR® technology development, $0.4 million of increased legal and other expenses related to our patent strategy program, and a $0.3 million increase in software costs, offset by a $0.4 million reduction in employment costs associated with headcount reductions and a $0.3 million reduction in travel expenses due to travel restrictions related to COVID-19. We anticipate that our research and development expenses will continue to increase due to higher development costs and additional headcount.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees and consultants, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional fees.
Sales, marketing and administration expenses increased $0.1 million, from $12.0 million in 2019 to $12.1 million in 2020. The increase was primarily a product of increases of $0.4 million of compensation expense associated with headcount changes and consultants and $0.3 million of costs associated with being a public company, offset by a decrease of $0.6 million of travel expenses due to travel restrictions related to COVID-19. We anticipate that our sales, marketing and administration expenses may continue to increase as a result of anticipated growth.
Interest and Investment Income.  Interest and investment income decreased by $0.2 million from $0.3 million in 2019 to $0.1 million in 2020 primarily due to decreased cash and investment balances and lower interest rates. We expect interest income to fluctuate in proportion to our cash and investment balances.
Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In addition to minimum taxes in the states where we conduct business, we are also responsible for income taxes in Switzerland related to the earnings of our foreign subsidiary, GVR. The provision for income taxes primarily represents the minimum taxes we incurred during the year.
Liquidity and Capital Resources

Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of December 31, 2020, we have raised aggregate gross proceeds of $137.3 million through the use of loans, convertible debt and equity through an IPO, At-the-Market offering, private placement financings, exercise of warrants and secondary offerings of our common stock.
We had current assets of $25.7 million and current liabilities of $5.9 million as of December 31, 2020, resulting in working capital of $19.8 million. This compares to working capital of $4.8 million as of December 31, 2019. The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
    As of December 31, 2020, our accumulated deficit totaled $150.9 million. In the year ended December 31, 2020 our net loss totaled $28.4 million and we used $23.2 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2020 we had cash and cash equivalents of $25.0 million. Subsequent to December 31, 2020, but prior to publication of the financial statements included in this Form 10-K, we raised $4.1 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of a significant revenue increase we project these cash resources will provide sufficient funding into the first quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flow Analysis
Operating activities used cash of $21.6 million in 2020 and $20.7 million in 2019.  The increase is primarily the result of increased working capital changes.
Investing activities used cash of $1.6 million in 2020 and provided cash of $15.6 million in 2019. In 2020, the cash used was a result of purchases of property and equipment and expenditures for patents. In 2019, the cash provided was a result of the redemptions of investments held to maturity in excess of purchases of investments held to maturity, offset by the cash used to purchase property and equipment and expenditures for patents.
Financing activities provided cash of $37.5 million in 2020 and $11.3 million in 2019. The cash provided in 2020 was the result of proceeds from the sales of equity securities from an underwritten public offering and from our At-the-Market program. The cash provided in 2019 was the result of net proceeds from the sale of equity securities in our private placement financing completed in September 2019 and net proceeds from the exercises of warrants for cash.
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
Purchasing Commitments
    We have non-cancelable purchasing commitments that we incur in the ordinary course of business. The purchase commitments covered by these agreements are for less than one year and aggregate to $1.5 million as December 31, 2020.
Operating Leases
We lease various office facilities, including our corporate headquarters in Austin, Texas, as well as our offices in Goleta, California, Burlingame, California and Anyang, South Korea under operating lease agreements. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.
Commitments
As of December 31, 2020, our principal commitments consisted of obligations under our purchasing commitments and the operating leases for our offices. The following table summarizes our future minimum payments under these arrangements as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Purchasing commitments	$1,456	$1,456	$—	$—	$—
Operating lease commitments	$2,490	$777	$1,169	$544	$—
Financing lease commitments	$238	$42	$100	$96	$—
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
Revenue Recognition—We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.
Revenue is recognized upon the transfer of control of promised goods or services to the customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We are required to use estimates to determine the transaction price in the contract as well as the time over which we will satisfy the performance obligations. The determination of the transaction price may include estimates of amounts we expect to receive, including milestones that we may achieve which would result in additional payments upon achievement. These estimates are used for recognition of our revenue primarily related to upfront non-refundable fees received in connection with filter design projects with customers. Our performance obligation is to design a licensable filter in accordance with customer specifications. We recognize revenue over the course of the estimated design development phase based on efforts expended to date. Significant estimation is involved in determining the efforts that will be expended for the contract duration. The estimation of costs over the contract period have a material impact on the revenue we recognize over the contract period and they require significant judgement on the part of management. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Resonant Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Resonant Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and expects to continue to incur significant losses, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of total labor costs to be incurred for the Murata contract
As discussed in Notes 2 and 3 to the consolidated financial statements, in September 2019 the Company entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd. Revenue for the Murata contract is recognized over time and represents a substantial majority of total revenues of $3.16 million for the year ended December 31, 2020. The Company recognizes revenue for the Murata contract over the estimated design development period based on the level of effort expended, as measured by costs incurred relative to total expected costs, as the services are performed.

We identified the evaluation of the estimation of total labor costs to be incurred for the Murata contract as a critical audit matter. Subjective auditor judgment was required to evaluate the estimate of remaining labor costs to complete the contract because of the nature and complexity of the work to be performed.
The following are the primary procedures we performed to address this critical audit matter:
•we inquired of operational and financial personnel of the Company to evaluate progress to date, the estimate of remaining labor costs to be incurred, and factors impacting the amount of time and cost to complete the contract, including the assessment of the nature and complexity of the work to be performed.
•we inspected correspondence, if any, between the Company and the customer as part of our evaluation of contract progress.
•we compared the Company’s original or prior period estimate of total labor costs to be incurred to the actual labor costs incurred to-date to assess the Company’s ability to accurately estimate labor costs.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Irvine, California
March 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Resonant Inc.
Austin, Texas

Opinions on the Financial Statements
We have audited the accompanying consolidated balance sheet of Resonant Inc. (the "Company") as of December 31, 2019 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Company's auditor from 2015 to 2019.
Sherman Oaks, California
March 12, 2020

RESONANT INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,968	$10,688
Accounts receivable	208	78
Prepaid expenses and other current assets	511	375
TOTAL CURRENT ASSETS	25,687	11,141
NONCURRENT ASSETS
Property and Equipment, net	1,583	1,885
Intangibles, net	2,119	1,576
Restricted cash	105	150
Goodwill	911	831
Operating lease right-of-use assets	2,012	2,496
Finance lease right-of-use asset	201	—
Other assets	112	68
TOTAL NONCURRENT ASSETS	7,043	7,006
TOTAL ASSETS	$32,730	$18,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$982	$1,100
Accrued expenses	449	521
Accrued salaries and payroll related expenses	1,970	2,368
Deferred revenue	1,721	1,731
Operating lease liabilities, current	699	612
Financing lease liability, current	30	—
TOTAL CURRENT LIABILITIES	5,851	6,332
LONG-TERM LIABILITIES
Deferred revenue	62	—
Operating lease liabilities, net of current portion	1,589	2,059
Financing lease liability, net of current portion	175	—
TOTAL LIABILITIES	7,677	8,391
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 59,128,356 outstanding as of December 31, 2020 and 33,156,246 outstanding as of December 31, 2019	59	33
Preferred stock, $0.001 par value, 3,000,000 shares authorized and none outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	175,813	132,214
Accumulated other comprehensive income	87	1
Accumulated deficit	(150,906)	(122,492)
TOTAL STOCKHOLDERS’ EQUITY	25,053	9,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,730	$18,147
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019
REVENUES	$3,160	$735
OPERATING EXPENSES
Research and development	19,477	18,854
Sales, marketing and administration	12,150	12,040
TOTAL OPERATING EXPENSES	31,627	30,894
NET OPERATING LOSS	(28,467)	(30,159)
OTHER INCOME (EXPENSE)
Interest and investment income	66	253
Interest and other expense	(12)	(21)
TOTAL OTHER INCOME	54	232
LOSS BEFORE INCOME TAXES	(28,413)	(29,927)
Provision for income taxes	1	1
NET LOSS	$(28,414)	$(29,928)

Foreign currency translation adjustment, net of tax	$86	$16
COMPREHENSIVE LOSS	$(28,328)	$(29,912)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.55)	$(1.02)
Weighted average shares outstanding — basic and diluted	51,254,329	29,409,776
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income and (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	27,391	$27	$115,450	$(92,564)	$(15)	$22,898
Vesting of restricted stock units	1,317	1	—	—	—	1
Stock-based compensation	—	—	5,463	—	—	5,463
Sale of common stock, net of offering costs	3,961	4	9,915	—	—	9,919
Exercises of warrants	487	1	1,386	—	—	1,387
Net loss	—	—	—	(29,928)	—	(29,928)
Foreign currency translation adjustment	—	—	—	—	16	16
Balance, December 31, 2019	33,156	33	132,214	(122,492)	1	9,756
Vesting of restricted stock units	2,183	2	—	—	—	2
Stock-based compensation	—	—	6,166	—	—	6,166
Sale of common stock, net of offering costs	23,776	24	37,423	—	—	37,447
Exercise of warrants	7	—	—	—	—	—
Exercise of stock options	6	—	10	—	—	10
Net loss	—	—	—	(28,414)	—	(28,414)
Foreign currency translation adjustment	—	—	—	—	86	86
Balance, December 31, 2020	59,128	$59	$175,813	$(150,906)	$87	$25,053
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,414)	$(29,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	985
Stock-based compensation	5,824	5,806
Patent write-offs	383	145
Other	6	4
Operating lease right-of-use asset amortization	602	586
Changes in assets and liabilities:
Accounts receivable	(130)	87
Prepaids and other current assets	(134)	(10)
Other assets	(44)	1
Accounts payable	(245)	249
Accrued expenses	19	210
Accrued salaries and payroll related expenses	(55)	191
Operating lease liabilities	(501)	(492)
Deferred revenue	52	1,460
Net cash used in operating activities	(21,637)	(20,706)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(705)	(806)
Expenditures for patents	(881)	(424)
Redemptions of investments held-to-maturity	—	29,295
Purchases of investments held-to-maturity	—	(12,432)
Net cash provided by (used in) investing activities	(1,586)	15,633
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the sale of common stock	40,173	10,020
Offering costs in connection with the sale of common stock	(2,726)	(101)
Proceeds from exercises of warrants	—	1,387
Proceeds from exercises of stock options	10	—
Net cash provided by financing activities	37,457	11,306
Effects of currency translation on cash, cash equivalents and restricted cash	1	—
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,235	6,233
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	10,838	4,605
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$25,073	$10,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for taxes	$2	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in settlement of accrued salaries and payroll related expenses	$343	$342
Property and equipment included in accounts payable	$193	$206
Property and equipment included in accrued liabilities	$68	$159
Patents included in accounts payable	$224	$83
Property acquired through finance lease obligation	$204	$—
Operating lease assets obtained in exchange for new lease liabilities	$114	$—

    The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$24,968	$10,688
Restricted cash	105	150
Total cash, cash equivalents and restricted cash	$25,073	$10,838

See Notes to Consolidated Financial Statements

RESONANT INC.
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS
Overview
Resonant Inc. is a late-stage development company located in Austin, Texas, with offices in Goleta, California, Burlingame, California and Anyang, South Korea.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI. Resonant LLC, a limited liability company, was formed in California in May 2012. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013, when we commenced business. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. On July 6, 2016 we acquired all of the issued and outstanding capital stock of GVR Trade S.A, or GVR. GVR is a wholly owned subsidiary of Resonant Inc. The company operates in one market and segment, the radio frequency filter design industry.
    The innovative software platform we continue to develop is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters. Currently, we are leveraging ISN® to develop designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. We also enabled ISN® for BAW designs, which has resulted in our invention of a novel resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric layer, XBAR®, which exhibits performance parameters suitable for 5G,5-7GHz WiFi and UWB applications - high frequency operation, large bandwidth and high power reliability.
Using ISN® we have developed an IP portfolio of more than 300 patents filed or issued, with more than 150 filed or issued targeting XBAR®, 5G and high frequency WiFi applications. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF Front-Ends for the mobile device, Customer Premise Equipment (CPE) and Infrastructure industries.  The RF Front-End, or RFFE, is the circuitry responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  Filters are a critical component of the RFFE used to select desired radio frequency signals and reject unwanted signals.
    We believe licensing our designs is the most direct and effective means of validating our IP and IP related libraries and demonstrating the power and accuracy of our ISN® multi-physics EDA platform.  Our target customers make part, or all of, the RFFE.  We intend to retain ownership of our IP, trade secrets and designs, and we expect to be compensated through license fees and royalties either prepaid at contract inception or based on sales of RFFE filters that incorporate our IP, trade secrets and designs.
Capital Resources and Liquidity
    As of December 31, 2020, our accumulated deficit totaled $150.9 million. In the year ended December 31, 2020 our net loss totaled $28.4 million and we used $23.2 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2020 we had cash and cash equivalents of $25.0 million. Subsequent to December 31, 2020, but prior to publication of the financial statements on this Form 10-K, we raised $4.1 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of a significant revenue increase we project these cash resources will provide sufficient funding into the first quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We have also been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance; (b) the useful lives for depreciable and amortizable assets and (c) the estimated efforts to be expended, as well as our ability to achieve milestones, in connection with our revenue contracts. Actual results could differ from those estimates. Additionally, the global economic effects resulting from the COVID-19 pandemic may cause changes to estimates that would have a material impact on our financial statements, particularly with respect to timing of revenue recognition due to delays in meeting our performance obligations and collectability of our accounts receivable. As of the date of issuance of these financial statements, our results of operations have not been significantly impacted by the COVID-19 pandemic, however, we continue to monitor the situation. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.
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
Restricted Cash—Restricted cash at December 31, 2020 and 2019 consists of a pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our offices in Cremona, California. The letter of credit was reissued in November 2020 due to a change in the property owner. No changes were made to the terms of the letter of credit. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 10- Leases, for further details.
Fair Value of Financial Instruments—We measure certain financial assets and liabilities at fair value based on the exit price notion, or price that would be received for an asset or paid to transfer a liability, in an orderly transaction between the market participants at the measurement date. The carrying amounts of our financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact collectability of the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at December 31, 2020 and 2019.
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
Intangible Assets, net—Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At December 31, 2020 and 2019, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. We capitalize certain patent filing costs up to the point of issuance and then amortize the cost over the life of the patent. Costs associated with maintenance or renewal of existing patents are expensed as incurred. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as they no longer have a probable economic value. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
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
Revenue Recognition—Revenue is recognized upon the transfer of control of promised goods or services to customers, generally over time, in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue consists primarily of the recognized portion of up-front, non-refundable, prepaid royalties received in connection with filter design projects with customers. Our performance obligation is to design a licensable filter in accordance with customer specifications. The license of the completed design is considered part of this performance obligation as the design and licensing of the filter are highly interdependent. We recognize revenue over the course of the design development phase as our customers are able to benefit from our design services as they are provided, primarily by marketing the in-process design to their customers. We recognize revenue from our design services based on efforts expended to date. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate. We record the expenses related to these projects in the periods incurred and they are included in research and development expense.
In most cases, upfront non-refundable payments related to design development are recognized over a period of 12 months to 18 months as that is the amount of time it generally takes us to develop a design; however, the actual amount of time depends on the complexity of the filter being designed. Contracts generally include non-refundable fees, or prepaid royalties, and may include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive.
Upon completion of design services, our customers retain a license over the completed design. The license will typically last for a minimum of two years, and in many cases for the life of the design. Some contracts also include royalties that are sales-based, and we recognize royalty revenue upon shipment, by our customer, of products that include our licensed design. Payment is generally due within 30 days.
We apply the exemptions available in ASC 606 to not disclose information about 1) remaining performance obligations that have original expected durations of one year or less and 2) variable consideration that is a sales-based or usage-based royalty.
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

Finance Lease—The finance lease asset represents our right to use an underlying asset for the lease term and the finance lease liability represents the present value of lease payments not yet paid. Interest expense on the finance lease is recorded over the lease term and is presented in interest expense, based on the effective interest method. The right of use asset is amortized over the term of the related lease.
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
Reclassifications—Certain amounts in the consolidated balance sheet and the consolidated statement of cash flows for the years ended December 31, 2020 and 2019 have been reclassified to conform to the current year presentation.
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
Recent Accounting Pronouncements
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326). In April and November 2019, and February 2020, the FASB issued implementation amendments to the June 2016 ASU (collectively, the amended guidance). The amended guidance replaced the current incurred loss methodology for credit losses with a current expected credit loss ("CECL") model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amended guidance expanded the information that an entity must consider in developing its expected credit loss estimates. Additionally, the updates amended the accounting for credit losses for purchased financial assets with a more-than-significant amount of credit deterioration since origination. The amended guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimated credit losses. Early adoption is permitted. The guidance is effective for us in January 2023. We have no plan to early adopt the guidance and are currently evaluating the impact, which we believe will be immaterial to our consolidated financial statements.
With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our consolidated financial statements.

NOTE 3—REVENUE RECOGNITION
We record contract assets and contract liabilities in connection with revenue recognized for filter design projects.
Contract Assets - Contract assets, other than accounts receivable, consist of unbilled revenue and generally arise when revenue is recognized ahead of invoicing the customer. Contract asset balances are included in prepaid expenses and other current assets in our consolidated balance sheets.
Contract Liabilities - Our contract liabilities consist of deferred revenue, which represents the revenue associated with remaining performance obligations within our customer contracts. We classify contract liabilities as current or long-term based on the timing of the remaining performance obligations. Generally, our contract liabilities are expected to be recognized in one year or less. Customer deposits and deferred revenue are separately stated in our consolidated balance sheets.
Summary of changes in contract assets and liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Contract assets
Contract assets, beginning	$—	$36
Contract assets at beginning of year transferred to accounts receivable	—	(36)
Reversal of contract assets due to changes in transaction price	—	(8)
Contract assets recorded on contracts during the period	—	8
Contract assets, ending	$—	$—

Contract liabilities
Contract liabilities, beginning	$1,731	$271
Recognition of revenue included in beginning of year contract liabilities	(1,720)	(209)
Contract liabilities, net of revenue recognized on contracts during the period	1,772	1,669
Contract liabilities, ending	$1,783	$1,731

We derive a substantial majority of our revenue from a single customer. Effective September 30, 2019 we entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd. Pursuant to the collaboration agreement, we have agreed with Murata to collaborate on the development of proprietary circuit designs using our XBAR® technology, and we licensed to Murata rights for products in four specific radio frequencies, or bands. Murata has agreed to pay us up to an aggregate of $9.0 million of total contract consideration in the form of pre-paid royalties for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata may terminate the collaboration agreement at any time upon thirty (30) days prior written notice to us.
Murata’s rights to our XBAR® technology are exclusive for a period of 30 months, through March 2022, during which period we may not grant to any third party the right to develop, make, have made, use, sell, offer for sale or import any filter or resonator produced through the use of the XBAR® technology for use in mobile communication devices.

Under the collaboration agreement, the first payment of $2.0 million was a non-refundable upfront payment received on October 11, 2019. The second payment of $2.5 million was received on September 29, 2020 upon the achievement of the second milestone.
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contract, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the Murata contract over the estimated design development period, based on the level of effort expended over total expected costs, as the services are performed. For the periods ended December 31, 2020 and 2019, we have determined that the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted. Consequently, revenue recognition related to the Murata contract will vary from quarter to quarter. During the years ended December 31, 2020 and 2019, we recognized $2.7 million and $0.4 million, respectively, of revenue related to the collaboration and license agreement.
For the years ended December 31, 2020 and 2019, the majority of our revenue was recognized over time as services were provided. At December 31, 2020, deferred revenue was $1.8 million and will be recognized over the balance of the respective contracts. The long-term deferred revenue, of $62,000, is expected to be recognized in the first half of 2022.

NOTE 4—INVESTMENTS HELD-TO-MATURITY
We classify investments as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.
During 2020, we did not invest in any commercial papers or certificates of deposit. At December 31, 2020, we had no investments classified as held-to-maturity.
During 2019, we invested in commercial papers and certificates of deposit that were classified as investments held-to-maturity. As of December 31, 2019, all of our investments held-to-maturity had matured and we had no investments classified as held-to-maturity.
We recorded interest and investment income of $66,000 and $253,000 for the years ended December 31, 2020 and 2019, respectively, associated with our cash and investment accounts. We did not recognize an other-than-temporary impairment or a comprehensive gain or loss for the years ended December 31, 2020 and 2019.

NOTE 5—PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Cost:
Computers, peripheral and scientific equipment	$1,841	$1,654
Software	2,307	2,131
Leasehold improvements	310	310
Office furniture and equipment	434	424
	4,892	4,519
Less: Accumulated depreciation and amortization	(3,309)	(2,634)
Property and equipment, net	$1,583	$1,885
Depreciation for the years ended December 31, 2020 and December 31, 2019 was $904,000 and $870,000, respectively. Cost basis of assets disposed for the years ended December 31, 2020 and December 31, 2019 was $233,000 and $31,000, respectively.

NOTE 6—INTANGIBLE ASSETS, NET, AND GOODWILL
Intangible assets include patent filing costs and other assets (domain name and other intangibles purchased from GVR, including customer relationships, technology and a trademark). Some of the patents were acquired from STI as a result of an asset contribution and were recorded at their carryover basis of $216,000 and are being amortized over the remaining useful life of 1 to 10 years as of December 31, 2020. Intangibles acquired as part of the purchase of GVR were initially recorded at their fair value and are being amortized over a period of 1 to 5 years. Patent filing costs related to issued patents are amortized over the estimated life of the patent, 12 to 20 years, once they are approved by their respective regulatory agency. The domain name is being amortized over the approximate useful life of 10 years.
Intangible assets, net, consists of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Cost:
Patents	$2,399	$1,801
Other (1)	291	274
	2,690	2,075
Less: Accumulated amortization	(571)	(499)
Intangible assets, net	$2,119	$1,576
(1)    Includes the impact of foreign currency translation. The total impact at December 31, 2020 was $17,000 and there was no impact at December 31, 2019.
During the year ended December 31, 2020 and 2019, we wrote-off $383,000 and $145,000, respectively, of patents we abandoned. The write-offs are included in research and development expense.
Amortization of intangible assets was $96,000 and $115,000 for the years ended December 31, 2020 and 2019, respectively. The following table summarizes the estimated amortization expense relating to the intangible assets as of December 31, 2020 (in thousands):

Years ending December 31,
2021	$68,000
2022	58,000
2023	56,000
2024	55,000
2025	55,000
2026 and thereafter	551,000
Total amortization expense	$843,000
    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from GVR Trade. Goodwill is not amortized, but is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

The change in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 1, 2019	$817
Effect of currency translation	14
Balance at December 31, 2019	$831
Effect of currency translation	80
Balance at December 31, 2020	$911

NOTE 7—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with financing transactions and for consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.
Consulting Warrant, Financing Warrant and Underwriting Warrant
Upon consummation of our Senior Convertible Note financing in June 2013, we issued warrants for business consulting services provided by MDB Capital Group, LLC, or MDB. We issued a 7-year warrant to purchase 222,222 shares of our common stock at an exercise price of $0.01 per share, which we refer to as the Consulting Warrant. The Consulting Warrant was exercisable six months after the completion of our initial public offering, or IPO, in 2014 and expired June 17, 2020. The warrants were exercised at various dates between January 2015 and June 2020.
In addition, for placement agent services provided by MDB in connection with our Senior Convertible Note financing, we issued to MDB a 7-year warrant to purchase 208,763 shares of our common stock at an exercise price of $3.35 per share, which we refer to as the Financing Warrant. The Financing Warrant was exercisable six months after the completion of our IPO and expired June 17, 2020. There were a total of 146,233 warrants exercised between February 2015 and November 2017 and 62,530 warrants expired unexercised on June 17, 2020.
In connection with the closing of our IPO, we also issued a third warrant to MDB related to their role as the sole underwriter for our IPO, which we refer to as the Underwriting Warrant.  We issued them a 5-year warrant to purchase 310,500 shares of common stock at an exercise price of $7.50 per share.  The warrant was not exercisable until November 24, 2014 (180-days from the date of the underwriting agreement) and expired May 28, 2019 unexercised.
Private Placement Warrants - 2016

In April 2016, we issued warrants to purchase 1,996,880 shares of our common stock at an exercise price of $2.86 in connection with our private placement sale of 1,996,880 shares of common stock. The warrants were exercisable for a period commencing October 2016 and expired on April 25, 2019. We also issued to the placement agents in the financing, warrants to purchase an aggregate of 99,844 shares of our common stock at an exercise price of $2.86 for a period commencing 6 months and ending 36 months after the closing. We refer to these warrants, collectively, as Private Placement Warrants - 2016. In December 2017, we entered into Warrant Exercise Agreements with certain holders of Private Placement Warrants - 2016 to induce the exercise of 836,780 warrants in full. Pursuant to the agreements, the warrant holders exercised in full the warrants and purchased an aggregate of 836,780 shares of our common stock at an exercise price of $2.86 per share, for an aggregate exercise price of approximately $2.4 million and we paid the warrant holders aggregated inducement fees of approximately $239,000, which resulted in net proceeds to us of $2.2 million. Additionally, from the period October 2016 through April 2019, there were a total of 971,809 warrants exercised. The remaining 288,135 unexercised warrants expired on April 25, 2019.

Underwriting Warrants - Public Offering 2016

    In September 2016, we issued warrants to purchase 135,750 shares of our common stock at an exercise price of $4.25 to the underwriter of our public offering of 2,715,000 shares of common stock. The warrants were exercisable for a 2 year period commencing September 9, 2017. We refer to these warrants as Underwriting Warrants - Public Offering 2016. There were 13,575 warrants exercised in 2017 and the remaining unexercised warrants expired on September 9, 2019.

Private Placement Warrants - September 2017

    In September and October 2017, we issued warrants to purchase an aggregate of 1,976,919 shares of our common stock at an exercise price of $4.85 in connection with our private placement sale of 1,976,919 shares of common stock. The sale was completed in two tranches with the first tranche, which closed on September 28, 2017, including 1,745,581 warrants, and the second tranche, which closed on October 2, 2017, including 231,338 warrants. Collectively, we refer to these warrants as Private Placement Warrants - September 2017. The warrants were exercisable for a period commencing 6 months after the closing of the financing and ending on September 28, 2020. There were 10,600 warrants exercised in June 2018, 5,319 warrants cancelled in August 2020 and 1,961,000 warrants which expired unexercised on September 28, 2020.

Placement Agent Warrants - 2017

    In addition to the Private Placement Warrants - September 2017 issued in connection with our private placement sale of 1,976,919 shares of our common stock, we also issued to the placement agent, warrants to purchase a total of 98,846 shares of our common stock at an exercise price of $4.85 per share. Upon closing of the first tranche on September 28, 2017, we issued 87,279 warrants, and upon closing the second tranche, we issued 11,567 warrants. Collectively, we refer to these warrants as Placement Agent Warrants - 2017. The warrants were exercisable for a period commencing 6 months after the closing of the financing and expired, unexercised, on September 28, 2020.

    A roll-forward of warrant activity from January 1, 2020 to December 31, 2020 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2020	Warrants Exercised/ Expired		Issued and Outstanding Warrants as of December 31, 2020
Consulting Warrant	6,667	(6,667)	(1)	—
Financing Warrant	62,530	(62,530)	(2)	—
Private Placement Warrants - September 2017	1,966,319	(1,966,319)	(3)	—
Placement Agent Warrants - 2017	98,846	(98,846)	(4)	—
	2,134,362	(2,134,362)		—
(1)     During the year ended December 31, 2020, there were 6,667 warrants that were exercised through a cashless exercise which netted 6,640 shares being issued.
(2)     During the year ended December 31, 2020, there were 62,530 warrants that expired.
(3)    During the year ended December 31, 2020, there were 5,319 warrants that were cancelled and 1,961,000 warrants that expired.
(4)    During the year ended December 31, 2020, there were 98,846 warrants that expired.

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
    On February 6, 2020, we entered into an underwriting agreement relating to an underwritten public offering of 16,666,667 shares of the Company’s common stock, $0.001 par value, at an offering price to the public of $1.50 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 2,500,000 shares of common stock on the same terms and conditions. The underwriters exercised their option with respect to all 2,500,000 additional shares on February 10, 2020. We consummated the sale of an aggregate of 19,166,667 shares of our common stock, including the 2,500,000 shares subject to the underwriters’ over-allotment option, on February 11, 2020. We received gross proceeds of approximately $28.8 million, including $201,000 for 134,000 shares purchased by Park City Capital, a significant shareholder. Net proceeds of approximately $26.4 million after deducting the underwriting discount and expenses paid by us.

On August 14, 2020, we entered into an At-The-Market Equity Offering Sales Agreement whereby we may offer and sell from time to time, shares of our common stock, par value $0.001 per share, up to an aggregate offering price of $25.0 million (the "ATM equity program"). During the year ended December 31, 2020, we sold an aggregate of 4,609,701 shares of common stock under the ATM equity program, at an average price of $2.48 per share, for gross proceeds of $11.4 million and net proceeds of $11.0 million, after deducting commissions and other offering expenses. As of December 31, 2020, we had $13.6 million of common stock remaining to be sold under the ATM equity program.
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

Earnings Per Share

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders as of December 31, 2020 and 2019:

	2020	2019
Common stock warrants	—	2,134,362
Common stock options	1,140,975	1,340,252
Non-vested restricted stock unit awards	3,038,785	2,556,004
Total shares excluded from net loss per share attributable to common stockholders	4,179,760	6,030,618

NOTE 9— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan

In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an additional increase of 3,250,000 shares in June 2017, an additional increase of 4,000,000 shares in June 2019 and an additional increase of 5,000,000 shares in June 2020, bringing the total shares allowed under the plan to 14,950,000. As of December 31, 2020, there were 5,730,815 shares available to issue under the 2014 Plan.
Stock Options
Options granted in 2020 and 2019 have a term of ten years and vest quarterly over sixteen quarters. The options granted in 2020 had an aggregate grant date fair value of $177,000 and options granted in 2019 had an aggregate grant date fair value of $271,000 utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the years ended December 31, 2020 and 2019 using the Black-Scholes option valuation model. The fair values of stock options granted for the years were estimated using the following assumptions:

	Option Grants Awarded During the Year Ended December 31, 2020	Option Grants Awarded During the Year Ended December 31, 2019
Stock Price	$1.74 to $2.85	$1.52 to $3.26
Dividend Yield	0%	0%
Expected Volatility	70% to 83%	70%
Risk-free interest rate	0.36% to 1.52%	1.47% to 2.62%
Expected Term	7 years	7 years
Stock-based compensation expense related to stock options was $236,000 and $430,000 for the years ended December 31, 2020 and 2019, respectively. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the year ended December 31, 2020 we applied a forfeiture rate of ten percent, which is reflected in our stock-based compensation expense related to stock options. For the year ended December 31, 2019, we applied a forfeiture rate of six percent, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity
The following is a summary of our stock option activity during the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2020	1,340,252	$4.57	$2.88	6.95
Granted	105,500	2.33	1.68	8.64
Exercised	(5,939)	1.90	1.28	—
Canceled/Forfeited	(298,838)	4.25	2.76	—
Outstanding, December 31, 2020	1,140,975	$4.46	$2.81	5.69

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2020	989,092	$4.85	$3.03	6.37
Vested	122,030	3.74	2.4	5.53
Exercised	(5,939)	1.90	1.28	—
Canceled/Forfeited	(149,881)	4.79	3.06	—
Exercisable, December 31, 2020	955,302	$4.74	$2.96	5.10
As of December 31, 2020 there were 185,673 unvested stock options with a weighted average grant date fair value of $2.05.
The weighted-average grant date fair value per share of employee stock options granted during the year ended December 31, 2019 was $1.76. As of December 31, 2019 there were 351,160 unvested stock options with a grant date fair value of $2.47.
As of December 31, 2020, there was $345,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 2.4 years. The aggregate intrinsic value of outstanding options and options exercisable as of December 31, 2020 were $170,000 and $130,000, respectively, representing options whose exercise price was less than the closing fair market value of our common stock of $2.65 per share. The total intrinsic value of options exercised in the year ended December 31, 2020 was $3,000. The aggregate intrinsic value of outstanding options and options exercisable as of December 31, 2019 were $98,000 and $68,000, respectively, representing options whose exercise price was less than the closing fair market value of our common stock of $2.42 per share. There were no excess tax benefits realized for tax deductions from stock options exercised during the years ended December 31, 2020 and 2019 as we have recorded a full valuation allowance against our deferred income taxes.
Restricted Stock Units Activity
We account for restricted stock units (RSUs) issued to employees and non-employees at fair value, based on the market price of our stock on the date of grant, net of estimated forfeitures. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years. During the years ended December 31, 2020 and 2019 we recorded $5.5 million and $5.4 million, respectively, of stock-based compensation related to restricted stock units.
    A summary of restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	2,556,004	$3.38
Granted	3,091,206	2.04
Vested	(2,183,163)	2.82
Forfeited	(425,262)	2.57
Outstanding at December 31, 2020	3,038,785	$2.53

A summary of restricted stock unit activity for the year ended December 31, 2019 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2019	1,921,594	$4.78
Granted	2,115,177	2.78
Vested	(1,317,586)	3.92
Forfeited	(163,181)	4.19
Outstanding at December 31, 2019	2,556,004	$3.38
As of December 31, 2020, there was $4.9 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.1 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. The total fair value of awards vested during the years ended December 31, 2020 and December 31, 2019 was $6.2 million and $5.2 million, respectively.
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

    Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2022. To determine the fair value of the award, we used a Monte Carlo simulation, which simulates future stock prices for the Company and, hence, shares vested, pursuant to the award. A key input into the model is the expected volatility for our stock. This estimate considered the historical volatility of our stock as well as the stock price volatility of guideline public companies. The fair value was determined to be $74,000 at the original grant date, and was $147,000 as of the modification date. For the years ended December 31, 2020 and 2019, we recognized $42,000 and $37,000 of stock compensation expense, respectively, in connection with this award, which is included in sales, marketing and administration expenses. The unamortized expense related to this award is $73,500 and is expected to be recognized over 1.8 years.

    In December 2019, we granted 200,000 market-based restricted stock units to an executive. The restricted stock units are subject to the same market-based vesting requirements discussed for the award granted in August 2016 and modified in June 2019. The share price on the date of issuance was $2.15 per share and the fair value was determined to be $26,000 using a Monte Carlo simulation. For the years ended December 31, 2020 and 2019, we recognized $9,000 and $2,000 of stock compensation expense, respectively, in connection with this award, which is included in research and development expenses. The unamortized expense related to this award is $15,000 and is expected to be recognized over 1.8 years.

Incentive Bonus Awards

    We provide eligible employees, including executives, the opportunity to earn bonus awards upon achievement of predetermined performance goals and objectives. The purpose is to reward attainment of company goals and/or individual performance objectives, with award opportunities expressed as a percentage of base salary. Bonuses can be measured and paid quarterly and/or annually, and are paid in cash, equity or a combination of cash and equity, in the discretion of our compensation committee. If paid in the form of equity, the expense is included in the above disclosures for stock options or restricted stock units as applicable. As of December 31, 2019, there was $343,000 of accrued incentives that were settled in the form of restricted stock units issued March, 2020. As of December 31, 2020, there were no accrued incentives that were settled in the form of equity.

Total stock-based compensation recorded in the consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019

Research and development	$2,753	$2,823
Sales, marketing and administration	3,071	2,983
Total stock-based compensation	$5,824	$5,806

NOTE  10—LEASES
We lease facilities under two non-cancelable operating leases. The leases expire between January 2022 and November 2024 and include renewal provisions for two to five years, provisions which require us to pay taxes, insurance, maintenance costs or provisions for minimum rent increases. We also lease facilities and equipment under short-term agreements for a period of 12 months or less and recognize the payments straight-line over the lease term. All of the information presented below, with the exception of total lease costs, relates to our two non-cancelable operating leases and a finance lease.
On May 1, 2020 we entered into an amendment for one of our non-cancelable facilities operating leases, under which certain rent payments were deferred and the term of the lease was extended by three months to November 30, 2024. The base rent was deferred for three months and the deferred amount will be repaid over the remaining balance of the modified lease term. In addition, operating expenses were deferred for three months and the deferred amount will be paid upon true-up of operating expenses, which is estimated to occur in early 2021. We evaluated the amendment under the provisions of ASU No. 2016-02, Leases (Topic 842), as well as subsequently issued interpretive guidance, and have elected to account for the concessions as if no changes to the lease contract were made. In our evaluation we considered the total amount of lease payments both before and after the amendment and determined they are substantially the same. As of December 31, 2020, the deferred base rent is included in operating lease liabilities and the deferred operating expenses are included in accrued expenses.
    One facility operating lease requires us to maintain a cash security deposit of $50,000 and also a $105,000 letter of credit in favor of the lessor. The letter of credit was originally for $200,000 at lease inception and steps down $50,000 at each anniversary date if there have been no monetary defaults. The letter of credit is secured by a pledge in favor of the issuing bank of a $105,000 mutual fund account which is classified as restricted cash in our balance sheet.
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of December 31, 2020. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.
    Our facility operating leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used a weighted average incremental borrowing rate of 4.75% as of January 1, 2019 for operating leases that commenced prior to that date. The discount rates applied to each lease reflect our estimated incremental borrowing rate. This includes an assessment of our credit rating to determine the rate that we would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment.
    In December 2020, we entered into a lease for lab equipment. The lease is for 60 months and bears an interest rate of 5.99%. After evaluation of the lease under ASU No. 2016-02, Leases (Topic 842), we determined the lease to be a finance lease. We recorded a right-of-use asset and lease liability of $204,436 upon inception of the lease.

The Company's weighted average remaining lease term and weighted average discount rate as of December 31, 2020 is shown below:

Weighted average remaining lease term (years)
Operating leases	3.62
Finance lease	4.92
Weighted average discount rate (%)
Operating leases	4.75%
Finance lease	5.99%
    Minimum future maturities of lease liabilities recognized on the consolidated balance sheets as of December 31, 2020 (in thousands):

	Operating Leases	Finance Lease
2021	$777	$42
2022	586	50
2023	583	50
2024	544	50
2025	—	46
Total minimum lease payments	$2,490	$238
Less: interest	(202)	(33)
Present value of minimum lease payments	$2,288	$205

Operating lease and nonlease costs were $1,132,000 for the year ended December 31, 2020, of which $812,000 and $320,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease and nonlease costs were $1,066,000 for the year ended December 31, 2019, of which $803,000 and $263,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs include short-term rents and other operating expenses.
    Cash paid for amounts included in the measurement of operating lease liabilities were $613,000 and $492,000 for the years ended December 31, 2020 and 2019, respectively, which is included in operating activities in the consolidated statement of cash flows.
Finance lease amortization for the years ended December 31, 2020 and 2019 was $3,000 and zero, respectively, and is included in research and development expenses.

NOTE  11—INCOME TAXES
The provision for income taxes by jurisdiction consists of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
U.S. federal:
Current	$—	$—
Deferred	—	—
Total U.S. federal	—	—

U.S. state and local:
Current	1	1
Deferred	—	—
Total U.S. state and local	1	1

Foreign:
Current	—	—
Deferred	—	—
Total foreign	—	—

Provision for income taxes	$1	$1
Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following (in thousands):

	2020	2019
Expected income tax benefit	$(5,966)	$(6,284)
State income tax (benefit), net of federal benefit	(1,961)	(2,476)
Valuation allowance	7,732	9,131
Permanent differences:
Stock options	353	493
Research & development credit	(560)	(715)
Adjustment to deferred taxes	400	(157)
Foreign rate differential	(1)	1
Other	4	8
Provision for income taxes	$1	$1
For each of the years ended December 31, 2020 and 2019 we recorded a net income tax provision of $1,000. Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities.

Deferred income tax consists of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019
U.S. federal and state deferred tax assets—long term:
Accrued payroll	$180	$261
Accrued expenses	53	77
Fixed assets	17	—
Charitable contributions	14	—
Intangibles	431	390
Research & development credit	3,830	3,651
Net operating loss	35,279	27,568
Stock compensation	519	672
Lease liabilities	700	750
New jobs credit	8	8
Total long-term assets	41,031	33,377
Total deferred tax assets	41,031	33,377

U.S. federal and state deferred tax liabilities—long term:
Right of use assets	(621)	(701)
Total deferred tax liabilities	(621)	(701)
Net deferred tax assets - long term	40,410	32,676
Less: Valuation allowance	(40,410)	(32,676)
Net deferred tax assets	$—	$—

Foreign deferred tax assets—long term:
Net operating loss	$6	$8
Total foreign deferred tax assets	6	8
Less: Valuation allowance	(6)	(8)
Net deferred tax assets	$—	$—
    We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets at December 31, 2020 and December 31, 2019. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC Topic 740, Income Taxes. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. For the year ended December 31, 2020, the valuation allowance increased by $7.7 million. For the year ended December 31, 2019, the valuation allowance increased by $9.1 million.
As of December 31, 2020, we had federal net operating loss carryforwards of approximately $125.5 million, state net operating loss carryforwards of approximately $127.9 million and foreign net operating loss carryforwards of $40,000 in Switzerland. In accordance with the 2017 Tax Act, the $78.7 million federal net operating loss carryforwards generated on or after January 1, 2018 will not expire and will be limited to 80% usage. The federal net operating loss carryforwards generated prior to January 1, 2018 will begin to expire in 2033, and the state net operating loss carryforwards will begin to expire in 2033. Our ability to utilize federal net operating loss carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Internal Revenue Code, occurs in the future. States may vary in its conformity to Section 382 of the Internal Revenue Code. In the event a change of ownership occurs, it will limit the annual usage of the carryforwards in future years. In 2014 and 2017 ownership changes, as defined in Section 382 of the Internal Revenue Code, occurred which resulted in annual limitations on our federal net operating loss carryforwards; however, we believe it is more likely than not that none of the federal net operating loss carryforwards will expire as a result of the limitations under Section 382.
We recognize interest and penalties related to income tax matters in income taxes, and there were none during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported.

ASC 740 guidance requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. For the year ended December 31, 2020, we had uncertain tax positions of $1.0 million as a result of research and development tax credits claimed on our annual tax returns. We had no significant uncertain tax positions for the year ended December 31, 2019.
Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of future audits conducted by domestic tax authorities. We operate within federal and state taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.  We are currently not being examined by any tax authorities. We are subject to taxation in the United States, California, Massachusetts and Switzerland. As of December 31, 2020, our tax years remain open to examination by the taxing authorities for all years since our incorporation in 2013.

NOTE 12—COMMITMENTS AND CONTINGENCIES
Purchase Commitments—We have non-cancelable purchasing commitments that we incur in the ordinary course of business. The purchase commitments covered by these agreements are for less than one year and aggregate to $1.5 million as of December 31, 2020.
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
    Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of December 31, 2020 and 2019, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the years ended December 31, 2020 and 2019, respectively, with respect to litigation or loss contingencies.
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

NOTE 13—RELATED PARTY TRANSACTIONS
    In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. The initial restricted stock units vested in full on January 1, 2020. Per the agreement, the board member was granted an additional $100,000 of restricted stock for continuing to provide technical advisory services as of January 2020. The restricted stock units vested in full on December 31, 2020. In the event the board member is still performing services to the company after 2020, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. During the year ended December 31, 2020, we recorded expenses of $50,000 in connection with the cash compensation portion of the consulting agreement, which is included in general and administrative expenses. During the year ended December 31, 2019, we recorded expenses of $21,000 in connection with the cash compensation portion of the consulting agreement, which is included in general and administrative expenses. Additionally, during the year ended December 31, 2020, we recorded $102,000 related to the restricted stock unit awards, which is included in research and development expenses. During the year ended December 31, 2019, we recorded $68,000 related to restricted stock awards, which is included in research and development expense. As of December 31, 2020, there was $4,000 due to the board member under this consulting agreement.

NOTE 14—EMPLOYEE BENEFIT PLAN
We have a 401(k) Savings Retirement Plan that covers substantially all domestic employees who meet the plan’s eligibility requirements and provides for an employee elective contribution and employer matching contributions.
We recorded matching contributions to the retirement plan of $494,000 and $497,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 15—SEGMENTS AND GEOGRAPHIC INFORMATION

We operate in a single segment to design radio frequency filters. In making operating decisions, the Chief Operating Decision Maker, our Chief Executive Officer, primarily considers consolidated financial performance and allocates resources accordingly.

The table below presents our revenue by geographic area (in thousands) and is categorized based on the location of the customer.

	2020	2019

Japan	$2,716	$476
China	406	87
Other	38	172
Total revenue	$3,160	$735

NOTE 16—SUBSEQUENT EVENTS
    We sold an aggregate of 773,900 shares of common stock under the ATM equity program between January 1, 2021 and March 12, 2021, at an average price of $5.45 per share, for gross proceeds of $4.2 million and net proceeds of $4.1 million, after deducting commissions and other offering expenses. As of March 12, 2021, we had $9.4 million of common stock remaining to be sold under the ATM equity program.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for smaller reporting companies.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.               OTHER INFORMATION
None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance” and “Other Matters” in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 11.                 EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Executive Compensation” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance -- Director Independence” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the disclosure appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.
3.Exhibits
        The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4/11/2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1/24/2014
10.2.1*	Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-1/A	333-193552	10.2	4/11/2014
10.2.2*	Amendment No. 1 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-211893	10.1	6/7/2016
10.2.3*	Amendment No. 2 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-218542	10.3	6/7/2017
10.2.4*	Amendment No. 3 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	8-K	001-36467	10.1	6/12/2019
10.2.5*	Amendment No. 4 to Registrant's Amended and Restated 2014 Omnibus Incentive Plan	8-K	001-36467	10.1	6/10/2020
10.3*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1/24/2014
10.4*	Offer Letter between the Registrant and George B. Holmes, dated February 9, 2016	8-K	001-36467	10.1	3/4/2016
10.5*	Offer Letter between the Registrant and Martin S. McDermut, dated October 14, 2018	8-K	001-36467	10.1	11/5/2018
10.6*	Offer Letter between the Registrant and Dylan J. Kelly, dated November 14, 2019	8-K	001-36467	10.1	12/2/2019
10.7*	Form of Severance/Change-in-Control Agreement	10-K	001-36467	10.41	3/27/2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.8*	Amended and Restated Restricted Stock Unit Agreement, dated June 11, 2019, between the Registrant and George B. Holmes	8-K	001-36467	10.2	6/12/2019
10.9*	Restricted Stock Unit Agreement, dated December 2, 2019, between the Registrant and Dylan J. Kelly	8-K	001-36467	10.2	12/2/2019
10.10*	Outside Director Compensation Policy					X
10.11.1	Standard Commercial Lease, dated May 14, 2018, between the Registrant and University Business Center Associates	8-K	001-36467	10.1	5/17/2018
10.11.2	First Amendment to Standard Commercial Lease, dated May 1, 2020, between the Registrant and 175 Cremona Canwood, LLC					X
10.12	Standard Multi-Tenant Office Lease - Gross, dated December 16, 2016, between the Registrant and SeaBreeze I Venture - TIC.	8-K	001-36467	10.1	1/6/2017
10.13*	Amended and Restated Severance and Change in Control Agreement, dated as of December 21, 2017, by and between the Registrant and George B. Holmes	8-K	001-36467	10.2	12/26/2017
10.14*	Technical Advisor Agreement, dated as of August 5, 2019, between the Registrant and Ruben Caballero	10-K	001-36467	10.19	3/13/2020
10.15**	Collaboration and License Agreement, dated as of September 30, 2019, by and between the Registrant and Murata Manufacturing Co., Ltd.	10-Q	001-36467	10.1	11/7/2019
10.16	At-The-Market Equity Offering Sales Agreement, dated as of August 14, 2020 between the Registrant and Stifel, Nicolaus & Company Incorporated	8-K	001-36467	1.1	8/14/2020
21.1	List of Subsidiaries	10-K	001-36467	21.1	3/30/2017
23.1	Consent of KPMG LLP					X
23.2	Consent of Crowe LLP					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Dated:	March 12, 2021	Resonant Inc.

		By:	/s/ MARTIN S. MCDERMUT
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

Signature	Title	Date

/s/ George B. Holmes	Chief Executive Officer and Chairman of the Board of Directors	March 12, 2021
George B. Holmes	(Principal Executive Officer)

/s/ Martin S. McDermut	Chief Financial Officer and Secretary	March 12, 2021
Martin S. McDermut	(Principal Financial and Accounting Officer)

/s/ Michael J. Fox	Director	March 12, 2021
Michael J. Fox

/s/ Alan Howe	Director	March 12, 2021
Alan Howe

/s/ Joshua Jacobs	Director	March 12, 2021
Joshua Jacobs

/s/ Jack Jacobs	Director	March 12, 2021
Jack Jacobs

/s/ Jean Rankin	Director	March 12, 2021
Jean Rankin

/s/ Robert Tirva	Director	March 12, 2021
Robert Tirva

/s/ Ruben Caballero	Director	March 12, 2021
Ruben Caballero