Form 10-Q
period 2021-03-31
Resonant Inc
filed 2021-05-12
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, the issuer had 60,423,123 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,589	$24,968
Accounts receivable	315	208
Prepaid expenses and other current assets	537	511
TOTAL CURRENT ASSETS	22,441	25,687
PROPERTY AND EQUIPMENT
Property and equipment	4,992	4,892
Less: Accumulated depreciation and amortization	(3,520)	(3,309)
PROPERTY AND EQUIPMENT, NET	1,472	1,583
OTHER NONCURRENT ASSETS
Intangibles, net of accumulated amortization of $451 and $516, respectively	2,291	2,119
Restricted cash	105	105
Goodwill	852	911
Operating lease right-of-use assets	1,857	2,012
Finance lease right-of-use asset	191	201
Other assets	50	112
TOTAL OTHER NONCURRENT ASSETS	5,346	5,460
TOTAL ASSETS	$29,259	$32,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,016	$982
Accrued expenses	232	449
Accrued salaries and payroll related expenses	2,142	1,970
Deferred revenue	1,262	1,721
Operating lease liabilities, current	662	699
Financing lease liabilities, current	39	30
TOTAL CURRENT LIABILITIES	5,353	5,851
LONG-TERM LIABILITIES
Deferred revenue	33	62
Operating lease liabilities, net of current portion	1,461	1,589
Financing lease liability, net of current portion	165	175
TOTAL LIABILITIES	7,012	$7,677
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 60,201,721 outstanding as of March 31, 2021 and 59,128,356 outstanding as of December 31, 2020	60	59
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	181,891	175,813
Accumulated other comprehensive income	25	87
Accumulated deficit	(159,729)	(150,906)
TOTAL STOCKHOLDERS’ EQUITY	22,247	25,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,259	$32,730
See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES	$608	$544

OPERATING EXPENSES
Research and development	5,351	5,462
Sales, marketing and administration	4,077	3,139
TOTAL OPERATING EXPENSES	9,428	8,601
NET OPERATING LOSS	(8,820)	(8,057)

OTHER INCOME (EXPENSE)
Interest and investment income (expense)	(3)	57
Other expense	—	(4)
TOTAL OTHER INCOME (EXPENSE), NET	(3)	53

LOSS BEFORE INCOME TAXES	(8,823)	(8,004)
Provision for income taxes	—	1
NET LOSS	$(8,823)	$(8,005)

Foreign currency translation adjustment, net of tax	(62)	9
COMPREHENSIVE LOSS	$(8,885)	$(7,996)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(0.18)
Weighted average shares outstanding — basic and diluted	59,775,674	43,833,127

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	59,128	$59	$175,813	$(150,906)	$87	$25,053
Vesting of restricted stock units	195	—	—	—	—	—
Stock-based compensation	—	—	1,694	—	—	1,694
Sale of common stock net of offering costs	774	1	4,093	—	—	4,094
Exercise of stock options	104	—	291	—	—	291
Net loss	—	—	—	(8,823)	—	(8,823)
Foreign currency translation adjustments, net of tax	—	—	—	—	(62)	(62)
Balance, March 31, 2021	60,201	$60	$181,891	$(159,729)	$25	$22,247

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	33,156	$33	$132,214	$(122,492)	$1	$9,756
Vesting of restricted stock units	378	—	—	—	—	—
Stock-based compensation	—	—	1,338	—	—	1,338
Sale of common stock, net of offering costs	19,167	19	26,441	—	—	26,460
Net loss	—	—	—	(8,005)	—	(8,005)
Foreign currency translation adjustment, net of tax	—	—	—	—	9	9
Balance, March 31, 2020	52,701	$52	$159,993	$(130,497)	$10	$29,558

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,823)	$(8,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235	258
Stock-based compensation	2,147	1,379
Patent write-off	6	—
Operating lease right-of-use asset amortization	155	147
Finance lease right-of-use asset amortization	10	—
Changes in assets and liabilities:
Accounts Receivable	(107)	73
Prepaid expenses and other current assets	(26)	(156)
Other assets	62	—
Accounts payable	281	51
Accrued expenses	(149)	(256)
Accrued salaries and payroll related expenses	(281)	(308)
Operating lease liabilities	(165)	(148)
Deferred revenue	(488)	(262)
Net cash used in operating activities	(7,143)	(7,227)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(294)	(200)
Expenditures for patents	(328)	(132)
Net cash used in investing activities	(622)	(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the sale of common stock	4,220	28,750
Offering costs in connection with sale of common stock	(126)	(2,290)
Proceeds from exercise of stock options	291	—
Net cash provided by financing activities	4,385	26,460
Effects of exchange rates on cash, cash equivalents and restricted cash	1	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,379)	18,901
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	25,073	10,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$21,694	$29,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in settlement of accrued salaries and payroll related expenses	$—	$280
Property and equipment included in accounts payable	$71	$142
Property and equipment included in accrued expenses	$—	$46
Patents included in accounts payable	$95	$84
Finance lease included in accounts payable	$4	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$21,589	$24,968
Restricted cash	105	105
Total cash, cash equivalents and restricted cash	$21,694	$25,073

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Notes to Condensed Consolidated Financial Statements
NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS
Overview
     Resonant Inc. is a late-stage development company located in Austin, Texas, with offices in Goleta, California, Burlingame, California, and Anyang, South Korea.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI. Resonant LLC, a limited liability company, was formed in California in May 2012. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013, when we commenced business. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. On July 6, 2016 we acquired all of the issued and outstanding capital stock of GVR Trade S.A, or GVR. GVR, located in Switzerland, is a wholly owned subsidiary of Resonant Inc. The company operates in one market and segment, the radio frequency design industry.

     The innovative software platform we continue to develop is based on fundamentally new technology that we call Infinite Synthesized Networks®, or ISN®, to configure and connect resonators, the building blocks of RF filters. Currently, we are leveraging ISN® to develop designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. We also enabled ISN® for BAW designs, which has resulted in our invention of a novel resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric layer, XBAR®, which exhibits performance parameters suitable for 5G, 5-7GHz WiFi and Ultra Wideband applications - high frequency operation, large bandwidth and high power reliability.
    Using ISN® we have developed an IP portfolio of more than 320 patents filed or issued, with more than 165 filed or issued targeting XBAR®, 5G and high frequency WiFi applications. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF Front-Ends for the mobile device, Customer Premise Equipment (CPE) and Infrastructure industries.  The RF Front-End, or RFFE, is the circuitry responsible for analog signal processing and is located between the device’s antenna and its digital circuitry. Filters are a critical component of the RFFE used to select desired radio frequency signals and reject unwanted signals.
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
Capital Resources and Liquidity
    As of March 31, 2021, our accumulated deficit totaled $159.7 million. In the three months ended March 31, 2021 our net loss totaled $8.8 million and we used $7.8 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At March 31, 2021 we had cash and cash equivalents of $21.6 million. Subsequent to March 31, 2021, but prior to the publication of the financial statements on this Form 10-Q, we raised $0.5 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of a significant revenue increase these cash resources will provide sufficient funding into the first quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2020 filed with the SEC on March 12, 2021. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance; (b) the useful lives for depreciable and amortizable assets and (c) the estimated efforts to be expended, as well as our ability to achieve milestones, in connection with our revenue contracts. On an ongoing basis, we evaluate our estimates and judgments compared to historical experience and expected trends. Additionally, the global economic effects resulting from the COVID-19 pandemic may cause changes to estimates that would have a material impact on our financial statements, particularly with respect to timing of revenue recognition due to delays in meeting our performance obligations and collectability of our accounts receivable. As of the date of issuance of these financial statements, our results have not been significantly impacted by the COVID-19 pandemic; however, we continue to monitor the situation.
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
Restricted Cash—Restricted cash consists of a pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our offices in Goleta, California. The letter of credit was reissued in November 2020 due to a change in the property owner. No changes were made to the terms of the letter of credit. The balance as of March 31, 2021 and December 31, 2020 was $105,000. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 7- Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at March 31, 2021 or December 31, 2020.
Property and Equipment—Property and equipment consists of leasehold improvements associated with our corporate offices, software purchased during the normal course of business, equipment and office furniture and fixtures, all of which are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the respective useful lives of the assets ranging from two to five years. Leasehold improvements are amortized over the shorter of lease term or useful life. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.

    Intangibles, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At March 31, 2021 and December 31, 2020, intangible assets, net includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. We capitalize certain patent filing costs up to the point of issuance and then amortize the costs over the life of the patent. Costs associated with maintenance or renewal of existing patents are expensed as incurred. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as they no longer have a probable economic value. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—Goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
 Revenue Recognition—Revenue is recognized upon the transfer of control of promised goods or services to the customers, generally over time, in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue consists primarily of the recognized portion of upfront, non-refundable, prepaid royalties received in connection with filter design projects with customers. Our performance obligation is to design a licensable filter in accordance with customer specifications. The license of the completed design is considered part of this performance obligation as the design and licensing of the filter are highly interdependent. We recognize revenue from our design services based on efforts expended to date. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate. We record the expenses related to these projects in the periods incurred and they are generally included in research and development expense.
In most cases, upfront non-refundable payments related to design development are recognized over a period of 12 months to 18 months as that is the amount of time it generally takes to develop a design; however, the actual amount of time depends on the complexity of the filter being designed. Contracts generally include non-refundable fees, or prepaid royalties, and may include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive.
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
We apply the exemptions available in ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, to not disclose information about 1) remaining performance obligations that have original expected durations of one year or less and 2) variable consideration that is a sales-based or usage-based royalty.
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
We account for restricted stock units issued at fair value, based on the market price of our stock on the date of grant. Compensation expense is recognized over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.
We recognize compensation expense for restricted stock units with market conditions using a graded vesting model, based on the probability of the market condition being met.
In the case of award modifications, we account for the modification in accordance with ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, whereby we recognize the effect of the modification in the period the award is modified.
Stock-based compensation expense is included in research and development expenses and general and administrative expenses.
     Earnings Per Share, or EPS—EPS is computed in accordance with ASC Topic 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the exercise of warrants and the vesting of restricted stock unit awards.
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

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our condensed consolidated financial statements.

NOTE 3—REVENUE RECOGNITION
We record contract assets and contract liabilities in connection with revenue recognized for filter design projects.
Contract Assets - Contract assets, other than accounts receivable, consist of unbilled revenue and generally arise when revenue is recognized ahead of invoicing the customer. Contract asset balances, if any, are included in prepaid expenses and other current assets in our condensed consolidated balance sheets. We had no contract assets during the three months ended March 31, 2021 and 2020.
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
Summary of changes in contract liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract liabilities
Contract liabilities, beginning	$1,783	$1,731
Recognition of revenue included in beginning of year contract liabilities	$(592)	$(537)
Contract liabilities, net of revenue recognized on contracts during the period	$104	$275
Contract liabilities, ending	$1,295	$1,469

We derive a substantial majority of our revenue from a single customer. Effective September 30, 2019 we entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd. Pursuant to the collaboration agreement, we have agreed with Murata to collaborate on the development of proprietary circuit designs using our XBAR® technology, and we licensed to Murata rights for products in four specific radio frequencies, or bands. Murata has agreed to pay us up to an aggregate of $9.0 million of total consideration in the form of pre-paid royalties for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata may terminate the collaboration agreement at any time upon thirty (30) days prior written notice to us.
Murata’s rights to our XBAR® technology are exclusive for a period of 30 months, through March 2022, during which period we may not grant to any third party the right to develop, make, have made, use, sell, offer for sale or import any filter or resonator produced through the use of the XBAR® technology for use in mobile communication devices.
Under the collaboration agreement, the first payment of $2.0 million was a non-refundable upfront payment received in October 2019 and the second payment of $2.5 million was collected in September 2020 upon the achievement of the second milestone.
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contract, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the Murata contract over the estimated design development period, based on the level of effort expended over total expected costs, as the services are performed. For the periods ended March 31, 2021 and 2020, we have determined that some of the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted. Consequently, revenue recognition related to the Murata contract will vary from quarter to quarter. During each of the three months ended March 31, 2021 and 2020, we recognized $0.5 million of revenue related to the collaboration and license agreement.

NOTE 4—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants were issued in connection with financing transactions or in exchange for consulting services. Our warrants were subject to standard anti-dilution provisions applicable to shares of our common stock. All of the warrants issued have been either exercised, cancelled, or expired as of December 31, 2020.

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

NOTE 5—STOCKHOLDERS’ EQUITY AND LOSS PER SHARE
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
    On February 6, 2020, we entered into an underwriting agreement relating to an underwritten public offering of 16,666,667 shares of the Company’s common stock, $0.001 par value, at an offering price to the public of $1.50 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 2,500,000 shares of common stock on the same terms and conditions. The underwriters exercised their option with respect to all 2,500,000 additional shares on February 10, 2020. We consummated the sale of an aggregate of 19,166,667 shares of our common stock, including the 2,500,000 shares subject to the underwriters’ over-allotment option, on February 11, 2020. We received gross proceeds of approximately $28.8 million, including $201,000 for 134,000 shares purchased by Park City Capital, a significant shareholder. Net proceeds were approximately $26.4 million after deducting the underwriting discount and expenses paid by us.
Under a Form S-3 universal shelf registration statement filed in November 2018, on August 14, 2020, we entered into an At-The-Market Equity Offering Sales Agreement whereby we may offer and sell from time to time, shares of our common stock, par value $0.001 per share, up to an aggregate offering price of $25.0 million (the "ATM equity program"). As of December 31, 2020, we sold an aggregate of 4,609,701 shares of common stock under the ATM equity program, at an average price of $2.48 per share, for gross proceeds of $11.4 million and net proceeds of $11.0 million, after deducting commissions and other offering expenses. During the three months ended March 31, 2021, we sold an aggregate of 773,900 shares of common stock under the ATM equity program, at an average price of $5.45 per share, for gross proceeds of $4.2 million and net proceeds of $4.1 million, after deducting commissions and other offering expenses. As of March 31, 2021, we had $9.4 million of common stock remaining to be sold under this Form S-3 and ATM equity program.
We have filed a Form S-3 universal shelf registration statement with the SEC, which has not become effective. After it becomes effective, the universal shelf registration statement on Form S-3 will permit us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $100.0 million.

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
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Three Months Ended March 31,
	2021	2020
Common stock warrants	—	2,134,362
Common stock options	1,036,358	1,216,765
Non-vested restricted stock unit awards	4,263,345	3,761,964
Total shares excluded from net loss per share attributable to common stockholders	5,299,703	7,113,091

NOTE 6— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan
In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted for the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an increase of 3,250,000 shares in June 2017, an increase of 4,000,000 shares in June 2019, and an increase of 5,000,000 shares in June 2020, bringing the total shares allowed under the plan to 14,950,000. As of March 31, 2021 there were 4,311,407 shares available to issue under the 2014 Plan.
The table below represents stock option award activity for the three months ended March 31, 2021:

	Outstanding	Exercisable
January 1, 2021	1,140,975	955,302
Granted/Vested	5,000	20,817
Exercised	(104,465)	(104,465)
Cancelled or expired	(5,152)	—
March 31, 2021	1,036,358	871,654
The weighted-average exercise price as of March 31, 2021 for stock options outstanding and stock options exercisable was $4.64 and $4.94, respectively.
The table below represents restricted stock activity for the three months ended March 31, 2021:

Number of Restricted Share Units
Outstanding at January 1, 2021	3,038,785
Granted	1,434,007
Vested	(195,000)
Forfeited	(14,447)
Outstanding at March 31, 2021	4,263,345

Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$972	$648
Sales, marketing and administration	$1,175	$731
Total stock-based compensation	$2,147	$1,379

NOTE 7— LEASES
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
    On May 1, 2020 we entered into an amendment for one of our non-cancelable facilities operating leases, under which certain rent payments were deferred and the term of the lease was extended by three months to November 30, 2024. The base rent was deferred for three months and the deferred amount will be repaid over the remaining balance of the modified lease term. In addition, operating expenses were deferred for three months with the deferred amount due upon the annual true-up of operating expenses, which occurred in April 2021. As a result of the lease amendment, we recorded additional ROU assets, and related lease liabilities, of $115,000.
    One facility lease requires us to maintain a cash security deposit of $50,000 and also a $105,000 letter of credit in favor of the lessor. The letter of credit was originally for $200,000 at lease inception and steps down $50,000 at each anniversary date if there have been no monetary defaults. The letter of credit is secured by a pledge in favor of the issuing bank of a $105,000 mutual fund account which is classified as restricted cash in our balance sheet.
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of March 31, 2021. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
In December 2020, we entered into a lease for lab equipment. The lease is for 60 months and bears an interest rate of 5.99%. After evaluation of the lease under ASU No. 2016-02, Leases (Topic 842), we determined the lease to be a finance lease. We recorded a right-of-use asset and lease liability of $204,000 upon inception of the lease.
    The Company's weighted average remaining lease term and weighted average discount rate as of March 31, 2021 is shown below:

Weighted average remaining term (years)
Operating leases	3.42
Finance lease	4.67
Weighted average discount rate (%)
Operating leases	4.75%
Finance lease	5.99%

    Minimum future maturities of lease liabilities recognized on the condensed consolidated balances sheets as of March 31, 2021 (in thousands):

	Operating Leases	Finance Lease
April 1, 2021 - December 31, 2021	$584	$38
2022	586	50
2023	584	50
2024	544	50
2025	—	46
Total minimum lease payments	$2,298	$234
Less: imputed interest	(175)	(30)
Total operating lease liabilities	$2,123	$204
    Operating lease costs were $286,000 for the three months ended March 31, 2021, of which $193,000 and $93,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs were $283,000 for the three months ended March 31, 2020, of which $209,000 and $74,000 are included in research and development expenses and sales, marketing and administration expenses, respectively.
    Cash paid for amounts included in the measurement of operating lease liabilities were $192,000 and $180,000 for the three months ended March 31, 2021 and 2020, respectively, which is included in operating activities in the condensed consolidated statements of cash flows.
Finance lease amortization for the three months ended March 31, 2021 and 2020 was $10,000 and zero, respectively, and is included in research and development expenses.

NOTE 8—RELATED PARTY TRANSACTIONS

    In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. In the event the board member continues to perform services in subsequent years, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. Services have continued to be provided since inception of the agreement. During the three months ended March 31, 2021, we recorded expenses of $36,500, in connection with the consulting agreement, of which $12,500 is included in general and administrative expenses and $24,000 is included in research and development expenses. During the three months ended March 31, 2020, we recorded expenses of $36,500, in connection with the consulting agreement, of which $12,500 is included in general and administrative expenses and $24,000 is included in research and development expenses. As of March 31, 2021, there was $4,000 due to the board member under this consulting agreement.

NOTE 9— COMMITMENTS AND CONTINGENCIES
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
    Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of March 31, 2021 and 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three months ended March 31, 2021 and 2020, respectively, with respect to litigation or loss contingencies.
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

NOTE 10— SEGMENTS AND GEOGRAPHIC INFORMATION
We operate in a single segment to design radio frequency filters. In making operating decisions, the Chief Operating Decision Maker, our Chief Executive Officer, primarily considers consolidated financial performance and allocates resources accordingly.

The table below presents our revenue by geographic area (in thousands) and is categorized based on the location of the customer.

	Three Months Ended March 31,
	2021	2020
Japan	$494	$501
China	93	36
Other	21	7
Total revenue	$608	$544

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
Recent Developments
COVID-19-- The ongoing COVID-19 pandemic has negatively impacted the United States, Asia and Europe, the major markets in which we operate. The pandemic’s ultimate impact on our operations and financial performance depends in part on many factors not within our control and that vary by region (heightening the uncertainty of COVID-19's ultimate impact), including, without limitation: restrictive governmental and business actions that have been and continue to be taken in response (including travel restrictions, work from home requirements, and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets and financial market volatility; levels of economic contraction or growth; the impact of the pandemic on health and safety; the emergence of new strains of the virus; the impact of vaccine efforts; the pace of recovery if and when the pandemic subsides; and how significantly the number of cases increases as economies reopen and restrictive governmental and business actions are relaxed.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
     Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For the three months ended March 31, 2021 and 2020, we recognized a total of $608,000 and $544,000, respectively, of revenue. We derive a substantial majority of our revenues from a major Tier 1 RF filter manufacturer. We have recorded $1.3 million of deferred revenue as of March 31, 2021, which we expect to recognize over the remainder of the contracts. Additionally, we expect to continue to recognize royalty revenue from our license agreements.
Research and Development.  These expenses relate to direct engineering and other costs associated with the development and commercialization of our technology, including the development of filter designs for our customers and consist primarily of the compensation costs of employees and consultants, including stock-based compensation, and to a lesser extent, development related costs for facilities, equipment, software and supplies. We also include the costs for our intellectual property development program under research and development. This program focuses on patent strategy and invention extraction.
Research and development expenses decreased $111,000, from $5.5 million in the first quarter of 2020 to $5.4 million in the first quarter of 2021. The decrease was primarily a result of reduced personnel costs of $265,000 due to the restructuring that occurred in the first quarter of 2020 and reduced travel expenses of $115,000 due to travel restrictions related to COVID-19 offset by $326,000 of increased costs related to development or our ISN® and XBAR® technology. For the remainder of the year we expect research and development expenses to increase due to higher development costs and additional headcount.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees and consultants, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional fees.
Sales, marketing and administration expenses were $4.1 million for the first quarter of 2021 compared to $3.1 million in the first quarter of 2020. The increase primarily related to increased compensation expenses for employees and consultants of $549,000, expenses of $140,000 associated primarily with the new S-3 shelf registration statement filed and other increased expenses of $177,000, offset by reduced travel expenses of $87,000 due to travel restrictions related to COVID-19. We anticipate that our sales, marketing and administration expenses to remain consistent with the current quarter.
Interest and Investment Income (Expense).  Interest and investment income was $57,000 in the first quarter of 2020 and interest expense was $3,000 in the first quarter of 2021. The income in 2021 represented interest income on our cash and investment balances while the expense in 2021 represented interest expense recorded in connection with a finance lease for equipment. Interest rates in 2021 declined from 2020. We expect interest income to fluctuate with changes in rates as well as our cash and investment balances.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the three months ended March 31, 2021 and 2020, our only tax liability was for minimum taxes in the states where we conduct business.

Liquidity and Capital Resources
Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of March 31, 2021, we have raised aggregate gross proceeds of $141.5 million through the use of loans, convertible debt and equity through an IPO, At-the-Market offering, private placement financings, exercise of warrants and secondary offerings of our common stock.
We had current assets of $22.4 million and current liabilities of $5.3 million at March 31, 2021, resulting in working capital of $17.1 million.  This compares to working capital of $24.7 million at March 31, 2020 and $19.8 million at December 31, 2020. The change in working capital is primarily the result of proceeds from the issuance of equity offset by the use of cash in our normal business operations.
    As of March 31, 2021, our accumulated deficit totaled $159.7 million. In the three months ended March 31, 2021 our net loss totaled $8.8 million and we used $7.8 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At March 31, 2021 we had cash and cash equivalents of $21.6 million. Subsequent to March 31, 2021, but prior to the publication of the financial statements on this Form 10-Q, we raised $0.5 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of a significant revenue increase these cash resources will provide sufficient funding into the first quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all, in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $7.1 million in the first three months of 2021 and $7.2 million in the first three months of 2020. The decrease is primarily the result of our net loss, non-cash expenses and working capital changes.
Investing activities used cash of $0.6 million in the first three months of 2021 and $0.3 million in the first three months of 2020 as a result of purchases of property and equipment and expenditures for patents.
 Financing activities provided cash of $4.4 million in the first three months of 2021 as a result of the net proceeds from our At-the-Market program and exercises of stock options. Financing activities provided cash of $26.5 million in the first three months of 2020 as a result of the net proceeds from the underwritten sale of equity securities completed in February 2020.
Off-Balance Sheet Transactions
    We do not have any off-balance sheet arrangements.

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
 A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
    There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors during the period ended March 31, 2021.
Item 5.                        Other Information
On May 9, 2021, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2021 Incentive Bonus Program for their performance during the first quarter of 2021. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on May 18, 2021.

Executive Officers	Number of RSU Shares
Marybeth Carberry	8,757
Neal Fenzi	7,412
Dylan Kelly	7,218
Martin McDermut	10,269

On May 9, 2021, the Compensation Committee also awarded restricted stock units as long-term incentive compensation to certain employees, including our executive officers. The restricted stock units will vest 25% on May 13, 2021, and 25% on each of December 1, 2021, 2022 and 2023, provided the recipient remains employed with us until the vesting date.

Executive Officers	Number of RSU Shares
Marybeth Carberry	50,000
Neal Fenzi	25,000
Dylan Kelly	30,000
Martin McDermut	30,000

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:	May 12, 2021	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer
(Principal Financial and Accounting Officer)