Form 10-Q
period 2021-06-30
Resonant Inc
filed 2021-08-11
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, the issuer had 63,024,230 shares of common stock issued and outstanding.

RESONANT INC.

i

PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,732	$24,968
Accounts receivable	258	208
Prepaid expenses and other current assets	458	511
TOTAL CURRENT ASSETS	23,448	25,687
PROPERTY AND EQUIPMENT
Property and equipment	5,075	4,892
Less: Accumulated depreciation and amortization	(3,734)	(3,309)
PROPERTY AND EQUIPMENT, NET	1,341	1,583
OTHER NONCURRENT ASSETS
Intangibles, net	2,589	2,119
Restricted cash	105	105
Goodwill	870	911
Operating lease right-of-use assets	1,701	2,012
Finance lease right-of-use asset	181	201
Other assets	50	112
TOTAL OTHER NONCURRENT ASSETS	5,496	5,460
TOTAL ASSETS	$30,285	$32,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,141	$982
Accrued expenses	272	449
Accrued salaries and payroll related expenses	2,724	1,970
Deferred revenue, current	718	1,721
Operating lease liabilities, current	617	699
Financing lease liabilities, current	40	30
TOTAL CURRENT LIABILITIES	5,512	5,851
LONG-TERM LIABILITIES
Deferred revenue	48	62
Operating lease liabilities, net of current portion	1,337	1,589
Financing lease liability, net of current portion	155	175
TOTAL LIABILITIES	7,052	7,677
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 62,959,730 outstanding as of June 30, 2021 and 59,128,356 outstanding as of December 31, 2020	63	59
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	191,924	175,813
Accumulated other comprehensive income	44	87
Accumulated deficit	(168,798)	(150,906)
TOTAL STOCKHOLDERS’ EQUITY	23,233	25,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,285	$32,730
See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES	$614	$604	$1,222	$1,148

OPERATING EXPENSES
Research and development	5,885	4,845	11,236	10,307
Sales, marketing and administration	3,795	2,976	7,872	6,115
TOTAL OPERATING EXPENSES	9,680	7,821	19,108	16,422
NET OPERATING LOSS	(9,066)	(7,217)	(17,886)	(15,274)

OTHER INCOME (EXPENSE)
Interest and investment income (expense)	(3)	7	(6)	64
Other expense	—	(5)	—	(9)
TOTAL OTHER INCOME (EXPENSE), NET	(3)	2	(6)	55

LOSS BEFORE INCOME TAXES	(9,069)	(7,215)	(17,892)	(15,219)
Provision for income taxes	—	—	—	1
NET LOSS	$(9,069)	$(7,215)	$(17,892)	$(15,220)

Foreign currency translation adjustment, net of tax	19	8	(43)	17
COMPREHENSIVE LOSS	$(9,050)	$(7,207)	$(17,935)	$(15,203)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(0.14)	$(0.30)	$(0.31)
Weighted average shares outstanding — basic and diluted	60,820,319	52,901,488	60,300,883	48,367,308

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	59,128	$59	$175,813	$(150,906)	$87	$25,053
Vesting of restricted stock units	195	—	—	—	—	—
Stock-based compensation	—	—	1,694	—	—	1,694
Sale of common stock net of offering costs	774	1	4,093	—	—	4,094
Exercise of stock options	104	—	291	—	—	291
Net loss	—	—	—	(8,823)	—	(8,823)
Foreign currency translation adjustments, net of tax	—	—	—	—	(62)	(62)
Balance, March 31, 2021	60,201	$60	$181,891	$(159,729)	$25	$22,247
Vesting of restricted stock units	464	—	—	—	—	—
Stock-based compensation	—	—	2,230	—	—	2,230
Sale of common stock net of offering costs	2,295	3	7,803	—	—	7,806
Net loss	—	—	—	(9,069)	—	(9,069)
Foreign currency translation adjustments, net of tax	—	—	—	—	19	19
Balance, June 30, 2021	62,960	$63	$191,924	$(168,798)	$44	$23,233

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	33,156	$33	$132,214	$(122,492)	$1	$9,756
Vesting of restricted stock units	378	—	—	—	—	—
Stock-based compensation	—	—	1,338	—	—	1,338
Sale of common stock, net of offering costs	19,167	19	26,441	—	—	26,460
Net loss	—	—	—	(8,005)	—	(8,005)
Foreign currency translation adjustment, net of tax	—	—	—	—	9	9
Balance, March 31, 2020	52,701	$52	$159,993	$(130,497)	$10	$29,558
Vesting of restricted stock units	405	1	—	—	—	1
Stock-based compensation	—	—	1,625	—	—	1,625
Additional offering costs in connection with February sale of common stock	—	—	(50)	—	—	(50)
Exercise of warrants	7	—	—	—	—	—
Net loss	—	—	—	(7,215)	—	(7,215)
Foreign currency translation adjustments, net of tax	—	—	—	—	8	8
Balance, June 30, 2020	53,113	$53	$161,568	$(137,712)	$18	$23,927

See Accompanying Notes to Condensed Consolidated Financial Statements

RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,892)	$(15,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	508
Stock-based compensation	4,304	2,990
Patent write-off	13	8
Operating lease right-of-use asset amortization	311	296
Finance lease right-of-use asset amortization	10	—
Changes in assets and liabilities:
Accounts Receivable	(50)	(128)
Prepaid expenses and other current assets	53	(71)
Other assets	62	—
Accounts payable	356	149
Accrued expenses	(109)	(163)
Accrued salaries and payroll related expenses	375	62
Operating lease liabilities	(334)	(299)
Deferred revenue	(1,017)	(655)
Net cash used in operating activities	(13,449)	(12,523)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(367)	(407)
Expenditures for patents	(611)	(295)
Net cash used in investing activities	(978)	(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock	12,303	28,750
Offering costs in connection with sale of common stock	(403)	(2,340)
Proceeds from exercise of stock options	291	—
Net cash provided by financing activities	12,191	26,410
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,236)	13,185
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	25,073	10,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$22,837	$24,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in settlement of accrued salaries and payroll related expenses	$453	$342
Property and equipment included in accounts payable	$79	$24
Patents included in accounts payable	$137	$62
Finance lease included in accounts payable	$4	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$22,732	$24,968
Restricted cash	105	105
Total cash, cash equivalents and restricted cash	$22,837	$25,073

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

     The innovative software platform we continue to develop is based on fundamentally new technology that we call WaveX™ (previously Infinite Synthesized Networks®, or ISN®) to configure and connect resonators, the building blocks of radio frequency (RF) filters. Currently, we are leveraging WaveX™ to develop designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. We also enabled WaveX™ for Bulk Acoustic Wave (BAW) designs, which has resulted in our invention of a novel resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric layer, XBAR®, which exhibits performance parameters suitable for 5G, 5-7GHz WiFi and Ultra Wideband applications - high frequency operation, large bandwidth and high power reliability.
    Using WaveX™ we have developed an IP portfolio of more than 375 patents filed or issued, with more than 225 filed or issued targeting XBAR®, 5G and high frequency WiFi applications. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF Front-Ends for the mobile device, Customer Premise Equipment (CPE) and Infrastructure industries.  The RF Front-End, or RFFE, is the circuitry responsible for analog signal processing and is located between the device’s antenna and its digital circuitry. Filters are a critical component of the RFFE used to select desired radio frequency signals and reject unwanted signals.
    We believe licensing our designs is the most direct and effective means of validating our IP and IP related libraries and demonstrating the power and accuracy of our WaveX™ multi-physics electronic design automation (EDA) platform.  Our target customers make part, or all of, the RFFE. We intend to retain ownership of our intellectual property (IP), trade secrets and designs, and we expect to be compensated through license fees and royalties either prepaid at contract inception or based on sales of RFFE filters that incorporate our IP, trade secrets and designs.
Capital Resources and Liquidity
    As of June 30, 2021, our accumulated deficit totaled $168.8 million. In the six months ended June 30, 2021 our net loss totaled $17.9 million and we used $14.4 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At June 30, 2021 we had cash and cash equivalents of $22.7 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into the second quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2020 filed with the SEC on March 12, 2021. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance; (b) the useful lives for depreciable and amortizable assets and (c) the estimated efforts to be expended, as well as our ability to achieve milestones, in connection with our revenue contracts. On an ongoing basis, we evaluate our estimates and judgments compared to historical experience and expected trends. Additionally, the global economic effects resulting from the COVID-19 pandemic may cause changes to estimates that would have a material impact on our financial statements, particularly with respect to timing of revenue recognition due to delays in meeting our performance obligations and collectability of our accounts receivable. As of the date of issuance of these financial statements, our results have not been significantly impacted by the COVID-19 pandemic; however, we continue to monitor the situation.
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
Restricted Cash—Restricted cash consists of a pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our offices in Goleta, California. The letter of credit was reissued in November 2020 due to a change in the property owner. No changes were made to the terms of the letter of credit. The balance as of June 30, 2021 and December 31, 2020 was $105,000. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 8- Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at June 30, 2021 or December 31, 2020.
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

    Intangibles, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At June 30, 2021 and December 31, 2020, intangible assets, net includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. We capitalize certain patent filing costs up to the point of issuance and then amortize the costs over the life of the patent. Costs associated with maintenance or renewal of existing patents are expensed as incurred. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as they no longer have a probable economic value. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
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
Contract Assets - Contract assets, other than accounts receivable, consist of unbilled revenue and generally arise when revenue is recognized ahead of invoicing the customer. Contract asset balances, if any, are included in prepaid expenses and other current assets in our condensed consolidated balance sheets. We had no contract assets during each of the six months ended June 30, 2021 and 2020.
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
Summary of changes in contract liabilities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Contract liabilities, beginning	$1,783	$1,731
Recognition of revenue included in beginning of year contract liabilities	(1,088)	(1,082)
Contract liabilities, net of revenue recognized on contracts during the period	71	427
Contract liabilities, ending	$766	$1,076

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
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contract, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the Murata contract over the estimated design development period, based on the level of effort expended over total expected costs, as the services are performed. For the periods ended June 30, 2021 and 2020, we have determined that some of the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted. Consequently, revenue recognition related to the Murata contract will vary from quarter to quarter. During each of the six months ended June 30, 2021 and 2020, we recognized $0.9 million and $1.0 million, respectively, of revenue related to the collaboration and license agreement. During each of the three months ended June 30, 2021 and 2020, we recognized $0.4 million and $0.5 million, respectively, of revenue related to the collaboration and license agreement.

NOTE 4—INTANGIBLE ASSETS, NET

Intangible assets include patent filing costs and other assets (domain name and other intangibles purchased from GVR, including customer relationships, technology and a trademark). Some of the patents were acquired from STI as a result of an asset contribution and were recorded at their carryover basis of $216,000 and are being amortized over the remaining useful life of 1 to 10 years as of June 30, 2021. Intangibles acquired as part of the purchase of GVR were initially recorded at their fair value and are being amortized over a period of 1 to 5 years. Patent filing costs related to issued patents are amortized over the estimated life of the patent, 12 to 20 years, once they are approved by their respective regulatory agency. The domain name is being amortized over the approximate useful life of 10 years.

Intangible assets, net, consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cost:
Patents	$2,783	$2,399
Other (1)	283	291
	3,066	2,690
Less: Accumulated amortization	(477)	(571)
Intangible assets, net	$2,589	$2,119

(1) Includes the impact of foreign currency translation. The total impact at June 30, 2021 and December 31, 2020, was $8,000 and $17,000, respectively.

During the three and six months ended June 30, 2021, we wrote off $7,000 and $13,000, respectively, of patents we abandoned. During both the three and six months ended June 30, 2020, we wrote off $8,000 of patents we abandoned. The write-offs are included in research and development expense.

Amortization of intangible assets was $21,500 and $42,000 for the three and six months ended June 30, 2021, respectively. Amortization of intangible assets was $24,000 and $48,000 for the three and six months ended June 30, 2020, respectively. The following table summarizes the estimated remaining amortization expense relating to the intangible assets as of June 30, 2021 (in thousands):

July 1, 2021-December 31, 2021	$37
2022	71
2023	70
2024	68
2025	68
2026	68
2027 and thereafter	644
Total amortization expense	$1,026
NOTE 5—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants were issued in connection with financing transactions or in exchange for consulting services. Our warrants were subject to standard anti-dilution provisions applicable to shares of our common stock. All of the warrants issued have been either exercised, cancelled, or expired as of December 31, 2020 and no warrants have been issued in 2021.

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
On August 14, 2020, we entered into an At-The-Market Equity Offering Sales Agreement pursuant to which we may offer and sell shares of our common stock from time to time (the "ATM equity program"). We initially registered the offer and sale of up to $25.0 million of our common stock under the ATM equity program using our existing shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission (“SEC”) in November 2018 and an additional registration statement on Form S-3 that we filed with the SEC in August 2020 in order to increase the number of shares of common stock available for sale under the November 2018 registration statement. As of December 31, 2020, we sold an aggregate of 4,609,701 shares of common stock under the ATM equity program, at an average price of $2.48 per share, for gross proceeds of $11.4 million and net proceeds of $11.0 million, after deducting commissions and other offering expenses. During the six months ended June 30, 2021, we sold an aggregate of 3,068,370 shares of common stock under the ATM equity program, at an average price of $4.01 per share, for gross proceeds of $12.3 million and net proceeds of $11.9 million, after deducting commissions and other offering expenses. As of June 30, 2021, we had $1.3 million of common stock available for sale under the ATM equity program and these registration statements.

In May 2021, we filed a universal shelf registration statement on Form S-3 permitting us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $100.0 million. Concurrent with our filing of the May 2021 universal shelf registration statement, we filed a prospectus supplement to that registration statement to provide for the offer and sale of up to an additional $50.0 million of our common stock under the ATM equity program. As of June 30, 2021, we have not sold any shares of common stock or other securities using the May 2021 shelf registration statement.
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
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Six Months Ended June 30,
	2021	2020
Common stock warrants	—	2,065,165
Common stock options	1,027,572	1,174,760
Non-vested restricted stock unit awards	4,625,782	3,645,968
Total shares excluded from net loss per share attributable to common stockholders	5,653,354	6,885,893

NOTE 7— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan
In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted for the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an increase of 3,250,000 shares in June 2017, an increase of 4,000,000 shares in June 2019, and an increase of 5,000,000 shares in June 2020, bringing the total shares allowed under the plan to 14,950,000. As of June 30, 2021 there were 3,494,217 shares available to award under the 2014 Plan.
The table below represents stock option award activity for the six months ended June 30, 2021:

	Outstanding	Exercisable
January 1, 2021	1,140,975	955,302
Granted/Vested	5,000	39,610
Exercised	(104,465)	(104,465)
Cancelled or expired	(13,938)	(8,786)
June 30, 2021	1,027,572	881,661
The weighted-average exercise price as of June 30, 2021 for stock options outstanding and stock options exercisable was $4.64 and $4.91, respectively.
The table below represents restricted stock activity for the six months ended June 30, 2021:

Number of Restricted Share Units
Outstanding at January 1, 2021	3,038,785
Granted	2,259,983
Vested	(658,539)
Forfeited	(14,447)
Outstanding at June 30, 2021	4,625,782

Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,085	$870	$2,057	$1,518
Sales, marketing and administration	1,072	741	2,247	1,472
Total stock-based compensation	$2,157	$1,611	$4,304	$2,990

NOTE 8— LEASES
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
    One facility lease requires us to maintain a cash security deposit of $50,000 and also a $105,000 letter of credit in favor of the lessor. The letter of credit was originally for $200,000 at lease inception and steps down $50,000 at each anniversary date if there have been no monetary defaults. The letter of credit is secured by a pledge in favor of the issuing bank of a mutual fund account which is classified as restricted cash in our balance sheet.
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of June 30, 2021. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
In December 2020, we entered into a lease for lab equipment. The lease is for 60 months and bears an interest rate of 5.99%. After evaluation of the lease under ASU No. 2016-02, Leases (Topic 842), we determined the lease to be a finance lease. We recorded a right-of-use asset and lease liability of $204,000 upon inception of the lease.
    The Company's weighted average remaining lease term and weighted average discount rate as of June 30, 2021 is shown below:

Weighted average remaining term (years)
Operating leases	3.23
Finance lease	4.42
Weighted average discount rate (%)
Operating leases	4.75%
Finance lease	5.99%

    Minimum future maturities of lease liabilities recognized on the condensed consolidated balances sheets as of June 30, 2021 (in thousands):

	Operating Leases	Finance Lease
July 1, 2021 - December 31, 2021	$392	$25
2022	586	50
2023	584	50
2024	544	50
2025	—	46
Total minimum lease payments	$2,106	$221
Less: imputed interest	(152)	(26)
Total lease liabilities	$1,954	$195
    Operating lease costs were $315,000 for the three months ended June 30, 2021, of which $204,000 and $111,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs were $279,000 for the three months ended June 30, 2020, of which $203,000 and $76,000 are included in research and development expenses and sales, marketing and administration expenses, respectively.
Operating lease costs were $601,000 for the six months ended June 30, 2021, of which $397,000 and $204,000 are included in research and development expenses and sales, marketing and administrative expenses, respectively. Operating lease costs were $562,000 for the six months ended June 30, 2020, of which $412,000 and $150,000 are included in research and development expenses and sales, marketing and administrative expenses, respectively.
    Cash paid for amounts included in the measurement of operating lease liabilities were $385,000 and $276,000 for the six months ended June 30, 2021 and 2020, respectively, which is included in operating activities in the condensed consolidated statements of cash flows.
Finance lease amortization for the three and six months ended June 30, 2021 was $10,000 and $20,000, respectively, and is included in research and development expenses. There was no finance lease amortization for the three and six months ended June 30, 2020 as the lease was not in effect during that period.

NOTE 9—RELATED PARTY TRANSACTIONS

    In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. In the event the board member continues to perform services in subsequent years, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. Services have continued to be provided since inception of the agreement. During the three months ended June 30, 2021, we recorded expenses of $37,500 in connection with the consulting agreement, of which $12,500 is included in research and development expenses and $25,000 is included in general and administrative expenses. During the six months ended June 30, 2021, we recorded expenses of $74,000, of which $25,000 is included in research and development expenses and $49,000 is included in general and administrative expenses. During the three months ended June 30, 2020, we recorded expenses of $37,500 in connection with the consulting agreement, of which $12,500 is included in research and development expenses and $25,000 is included in general and administrative expenses. During the six months ended June 30, 2020, we recorded expenses of $74,000 in connection with the consulting agreement, of which $25,000 is included in research and development expenses and $49,000 is included in general and administrative expenses. As of June 30, 2021, there was $4,000 due to the board member under this consulting agreement.

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
    Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of June 30, 2021 and 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three and six months ended June 30, 2021 and 2020, respectively, with respect to litigation or loss contingencies.
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

NOTE 11— SEGMENTS AND GEOGRAPHIC INFORMATION
We operate in a single segment to design radio frequency filters. In making operating decisions, the Chief Operating Decision Maker, our Chief Executive Officer, primarily considers consolidated financial performance and allocates resources accordingly.

The table below presents our revenue by geographic area (in thousands) and is categorized based on the location of the customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Japan	$448	$522	$942	$1,023
China	82	71	175	107
Other	84	11	105	18
Total revenue	$614	$604	$1,222	$1,148

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
    We plan to continue to develop IP associated with high frequency/wide bandwidth filters (XBAR®-based filters), to expand our IP and trade secret libraries, and further the development of our WaveX™ multi-physics EDA platform. While we remain a filter design licensing company, we are also investigating the potential of licensing part or all of our WaveX™ software design suite and certain patents to potential customers in the RFFE industry. During the third quarter of 2019, we completed an investment and commercial agreement with Murata Manufacturing Co., Ltd., the first collaboration agreement leveraging our XBAR® IP. In all licensing arrangements with our customers we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions. We continue to expand our foundry program, which allows fabless companies to enter into the filter business quickly and efficiently. It is through this foundry program that we expect to engage with OEM’s and Independent Design House's (IDH's) directly to provide a significant cost and time to market advantage.
    Our costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administration expenses, and other costs associated with a late-stage development, publicly-traded technology company. We continue to add employees, as needed, to support the development of our WaveX™ platform, applications and system test, research and development, as well as sales, marketing and administration functions, to support our efforts.
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
Recent Developments
COVID-19-- The ongoing COVID-19 pandemic has negatively impacted the United States, Asia and Europe, the major markets in which we operate. Although we have seen improvements in the United States, the major markets in which we operate continue to experience COVID-19 cases and recurring shutdowns. The pandemic’s ultimate impact on our operations and financial performance depends in part on many factors not within our control and that vary by region, including, without limitation: restrictive governmental and business actions that continue to be taken in response (including travel restrictions and other workforce limitations); economic stimulus, funding and relief programs and other governmental economic responses; the effectiveness of governmental actions; economic uncertainty in key global markets; levels of economic contraction or growth; the impact of the pandemic on health and safety; the emergence of new strains of the virus; the impact of vaccine efforts; the pace of recovery if and when the pandemic ultimately subsides; and how significantly the number of cases increases as economies reopen and restrictive governmental and business actions are relaxed.
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
    If restrictions continue for an extended period of time, we may, among other issues, experience delays in product development, a decreased ability to support our customers, further disruptions in sales and marketing activities and an overall lack of productivity. Similarly, significant outbreaks, continued travel restrictions, stay-at-home or work remote conditions, or other restrictions may impact our customers’ ability to manufacture or deliver raw materials or provide key components or services, which could result in delays in the demand from our customers to produce designs. The pandemic may also impact the expansion of current and/or the roll out of new services which could impact our customers' demand for their products, which could reduce their demand for our products or services. While we don’t know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter delays in our product development efforts, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, or other COVID-19 ramifications.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
     Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For each of the three months ended June 30, 2021 and 2020, we recognized a total of $0.6 million of revenue. For the six months ended June 30, 2021 and 2020, we recognized a total of $1.2 million and $1.1 million, respectively, of revenue. Overall revenue remained flat over the periods as we continue to work on our current contracts, primarily our collaboration and license agreement with Murata Manufacturing Co., Ltd., a major Tier 1 RF filter manufacturer. We derive a substantial majority of our revenues from a single customer. Additionally, during 2021, there have been nominal increases in our sales-based royalty revenue. We have recorded $0.8 million of deferred revenue as of June 30, 2021, which we expect to recognize over the remainder of the contracts.
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
Research and development expenses increased $1.1 million from $4.8 million in the second quarter of 2020 to $5.9 million in the second quarter of 2021 and increased $0.9 million, from $10.3 million in the first half of 2020 to $11.2 million in the first half of 2021. The increases in the three and six month periods were primarily a result of increased costs related to development of our WaveX™ and XBAR® technology, increases in stock based compensation and increased costs associated with expanding our patent portfolio. For the remainder of the year we expect research and development expenses to increase due to higher development costs and additional headcount.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees and consultants, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional fees.
Sales, marketing and administration expenses were $3.8 million for the second quarter of 2021 compared to $3.0 million in the second quarter of 2020, and $7.9 million in the first half of 2021 compared to $6.1 million in the first half of 2020. The increase in the three month period is primarily related to increased compensation expenses for employees and consultants of $0.5 million, increased travel expenses of $0.1 million and other increased expenses of $0.1 million. The increase for the six month period was primarily related to increased compensation expenses for employee and consultants of $1.0 million, costs related to the filing of our universal shelf registration statement of $0.1 million and other increased operating expenses, including insurance, legal, accounting and marketing of $0.6 million. We anticipate that our sales, marketing and administration expenses will remain consistent with the current quarter.
Interest and Investment Income (Expense).  Interest and investment expense for the three and six months ended June 30, 2021 was $3,000 and $6,000, respectively. Interest and investment income for the three and six months ended June 30, 2020 was $7,000 and $64,000, respectively. The income in 2020 represented interest income on our cash and investment balances while the expense in 2021 represented interest expense recorded in connection with a finance lease for equipment.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the three and six months ended June 30, 2021 and 2020, our only tax liability was for minimum taxes in the states where we conduct business.

Liquidity and Capital Resources
Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of June 30, 2021, we have raised aggregate gross proceeds of $149.6 million through the use of loans and convertible debt, and sales of equity pursuant to our initial public offering, secondary underwritten offerings, an at-the-market equity program, private placement financings, and the exercise of stock options and warrants.
We had current assets of $23.4 million and current liabilities of $5.5 million at June 30, 2021, resulting in working capital of $17.9 million.  This compares to working capital of $19.1 million at June 30, 2020 and $19.8 million at December 31, 2020. The change in working capital is primarily the result of cash used in our normal business operations, offset by proceeds from the issuance of equity securities.
    As of June 30, 2021, our accumulated deficit totaled $168.8 million. In the six months ended June 30, 2021 our net loss totaled $17.9 million and we used $14.4 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At June 30, 2021 we had cash and cash equivalents of $22.7 million. In the absence of a significant revenue increase these cash resources will provide sufficient funding into the second quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all, in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $13.4 million in the first six months of 2021 and $12.5 million in the first six months of 2020. The increase is primarily the result of our higher net loss and working capital changes, partially offset by higher non-cash expenses.
Investing activities used cash of $1.0 million in the first six months of 2021 and $0.7 million in the first six months of 2020 as a result of purchases of property and equipment and expenditures for patents.
 Financing activities provided cash of $12.2 million in the first six months of 2021 as a result of the net proceeds from our at-the-market equity program and exercises of stock options. Financing activities provided cash of $26.4 million in the first six months of 2020 as a result of the net proceeds from the underwritten sale of equity securities completed in February 2020.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
    There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors during the period ended June 30, 2021.
Item 5.                        Other Information
On August 9, 2021, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2021 Incentive Bonus Program for their performance during the second quarter of 2021. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on August 17, 2021.

Executive Officers	Number of RSU Shares
Neal Fenzi	6,952
Dylan Kelly	6,261
Martin McDermut	8,115
Lisa Wolf	6,346

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date:	August 11, 2021	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer