Form 10-Q
period 2021-09-30
Resonant Inc
filed 2021-11-10
CIK 1579910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, the issuer had 65,710,592 shares of common stock issued and outstanding.

RESONANT INC.

i

Table of Content
PART I:  FINANCIAL INFORMATION

Item 1.                     Financial Statements

RESONANT INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,346	$24,968
Accounts receivable	4,261	208
Prepaid expenses and other current assets	487	511
TOTAL CURRENT ASSETS	20,094	25,687
PROPERTY AND EQUIPMENT
Property and equipment	5,370	4,892
Less: Accumulated depreciation and amortization	(3,944)	(3,309)
PROPERTY AND EQUIPMENT, NET	1,426	1,583
OTHER NONCURRENT ASSETS
Intangibles, net	2,776	2,119
Restricted cash	55	105
Goodwill	861	911
Operating lease right-of-use assets	1,544	2,012
Finance lease right-of-use asset	170	201
Other assets	50	112
TOTAL OTHER NONCURRENT ASSETS	5,456	5,460
TOTAL ASSETS	$26,976	$32,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,280	$982
Accrued expenses	299	449
Accrued salaries and payroll related expenses	2,894	1,970
Deferred revenue, current	1,358	1,721
Operating lease liabilities, current	571	699
Financing lease liabilities, current	40	30
TOTAL CURRENT LIABILITIES	6,442	5,851
LONG-TERM LIABILITIES
Deferred revenue	3,088	62
Operating lease liabilities, net of current portion	1,209	1,589
Financing lease liability, net of current portion	145	175
TOTAL LIABILITIES	10,884	7,677
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 63,182,642 outstanding as of September 30, 2021 and 59,128,356 outstanding as of December 31, 2020	63	59
Preferred stock, $0.001 par value, 3,000,000 authorized and none outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	193,777	175,813
Accumulated other comprehensive income	34	87
Accumulated deficit	(177,782)	(150,906)
TOTAL STOCKHOLDERS’ EQUITY	16,092	25,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,976	$32,730
See Accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
RESONANT INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES	$425	$1,405	$1,647	$2,553

OPERATING EXPENSES
Research and development	5,857	4,413	17,093	14,720
Sales, marketing and administration	3,547	3,055	11,419	9,170
TOTAL OPERATING EXPENSES	9,404	7,468	28,512	23,890
NET OPERATING LOSS	(8,979)	(6,063)	(26,865)	(21,337)

OTHER INCOME (EXPENSE)
Interest and investment income (expense)	(3)	1	(9)	65
Other expense	(1)	(1)	(1)	(10)
TOTAL OTHER INCOME (EXPENSE), NET	(4)	—	(10)	55

LOSS BEFORE INCOME TAXES	(8,983)	(6,063)	(26,875)	(21,282)
Provision for income taxes	1	—	1	1
NET LOSS	$(8,984)	$(6,063)	$(26,876)	$(21,283)

Foreign currency translation adjustment, net of tax	(10)	27	(53)	44
COMPREHENSIVE LOSS	$(8,994)	$(6,036)	$(26,929)	$(21,239)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.11)	$(0.45)	$(0.43)
Weighted average shares outstanding — basic and diluted	63,087,230	53,243,854	60,310,433	50,004,688

See Accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
RESONANT INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	59,128	$59	$175,813	$(150,906)	$87	$25,053
Vesting of restricted stock units	195	—	—	—	—	—
Stock-based compensation	—	—	1,694	—	—	1,694
Sale of common stock net of offering costs	774	1	4,093	—	—	4,094
Exercise of stock options	104	—	291	—	—	291
Net loss	—	—	—	(8,823)	—	(8,823)
Foreign currency translation adjustments, net of tax	—	—	—	—	(62)	(62)
Balance, March 31, 2021	60,201	$60	$181,891	$(159,729)	$25	$22,247
Vesting of restricted stock units	464	—	—	—	—	—
Stock-based compensation	—	—	2,230	—	—	2,230
Sale of common stock net of offering costs	2,295	3	7,803	—	—	7,806
Net loss	—	—	—	(9,069)	—	(9,069)
Foreign currency translation adjustments, net of tax	—	—	—	—	19	19
Balance, June 30, 2021	62,960	$63	$191,924	$(168,798)	$44	$23,233
Vesting of restricted stock units	222	—	—	—	—	—
Stock-based compensation	—	—	1,852	—	—	1,852
Exercise of stock options	1	—	1	—	—	1
Net loss	—	—	—	(8,984)	—	(8,984)
Foreign currency translation adjustments, net of tax	—	—	—	—	(10)	(10)
Balance, September 30, 2021	63,183	$63	$193,777	$(177,782)	$34	$16,092

Table of Content

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	33,156	$33	$132,214	$(122,492)	$1	$9,756
Vesting of restricted stock units	378	—	—	—	—	—
Stock-based compensation	—	—	1,338	—	—	1,338
Sale of common stock, net of offering costs	19,167	19	26,441	—	—	26,460
Net loss	—	—	—	(8,005)	—	(8,005)
Foreign currency translation adjustment, net of tax	—	—	—	—	9	9
Balance, March 31, 2020	52,701	$52	$159,993	$(130,497)	$10	$29,558
Vesting of restricted stock units	405	1	—	—	—	1
Stock-based compensation	—	—	1,625	—	—	1,625
Additional offering costs in connection with February sale of common stock	—	—	(50)	—	—	(50)
Exercise of warrants	7	—	—	—	—	—
Net loss	—	—	—	(7,215)	—	(7,215)
Foreign currency translation adjustments, net of tax	—	—	—	—	8	8
Balance, June 30, 2020	53,113	$53	$161,568	$(137,712)	$18	$23,927
Vesting of restricted stock units	281	$—	$—	$—	$—	$—
Stock-based compensation	—	—	1,388	—	—	1,388
Exercise of stock options	2	—	3	—	—	3
Net loss	—	—	—	(6,063)	—	(6,063)
Foreign currency translation adjustments, net of tax	—	—	—	—	27	27
Balance, September 30, 2020	53,396	$53	$162,959	$(143,775)	$45	$19,282

See Accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
RESONANT INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,876)	$(21,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	747
Stock-based compensation	6,232	4,463
Patent write-off	61	47
Operating lease right-of-use asset amortization	468	447
Finance lease right-of-use asset amortization	11	—
Changes in assets and liabilities:
Accounts Receivable	(4,053)	(329)
Prepaid expenses and other current assets	24	(156)
Other assets	62	(44)
Accounts payable	464	(107)
Accrued expenses	(129)	(51)
Accrued salaries and payroll related expenses	468	50
Operating lease liabilities	(508)	(454)
Deferred revenue	2,663	647
Net cash used in operating activities	(20,416)	(16,023)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(553)	(451)
Expenditures for patents	(895)	(549)
Net cash used in investing activities	(1,448)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock	12,303	28,750
Offering costs in connection with sale of common stock	(403)	(2,340)
Proceeds from exercise of stock options	292	3
Net cash provided by financing activities	12,192	26,413
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,672)	9,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	25,073	10,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$15,401	$20,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$1	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in settlement of accrued salaries and payroll related expenses	$456	$363
Property and equipment included in accounts payable	$183	$131
Property and equipment included in accrued expenses	$47	$239
Patents included in accounts payable	$112	$110
Finance lease included in accounts payable	$4	$—

Table of Content
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$15,346	$24,968
Restricted cash	55	105
Total cash, cash equivalents and restricted cash	$15,401	$25,073

See Accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
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

     The innovative software platform we continue to develop is based on fundamentally new technology, that we call WaveX™, to configure and connect resonators, the building blocks of radio frequency (RF) filters. Currently, we are leveraging WaveX™ to develop designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. We also enabled WaveX™ for Bulk Acoustic Wave (BAW) designs, which has resulted in our invention of a novel resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric layer, XBAR®, which exhibits performance parameters suitable for 5G, 5-7GHz WiFi and Ultra Wideband applications - high frequency operation, large bandwidth and high power reliability.
    Using WaveX™ we have developed an IP portfolio of more than 385 patents filed or issued, with more than 235 filed or issued targeting XBAR®, 5G and high frequency WiFi applications. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF Front-Ends for the mobile device, Customer Premise Equipment (CPE) and Infrastructure industries.  The RF Front-End, or RFFE, is the circuitry responsible for analog signal processing and is located between the device’s antenna and its digital circuitry. Filters are a critical component of the RFFE used to select desired radio frequency signals and reject unwanted signals.
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
Capital Resources and Liquidity
    As of September 30, 2021, our accumulated deficit totaled $177.8 million. In the nine months ended September 30, 2021 our net loss totaled $26.9 million and we used $21.9 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At September 30, 2021 we had cash and cash equivalents of $15.3 million and accounts receivable of $4.3 million. Subsequent to September 30, 2021, but prior to the publication of the financial statements on this Form 10-Q, we raised $6.1 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of additional customer contracts, we believe these cash resources, along with anticipated cash generated from existing customer contracts, will provide sufficient funding into the fourth quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed

Table of Content
consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Basis of Presentation and Use of Estimates—The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report for the year ended December 31, 2020 filed with the SEC on March 12, 2021. The year-end condensed balance sheet was derived from our audited consolidated financial statements. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance; (b) the useful lives for depreciable and amortizable assets and (c) the estimated efforts to be expended, as well as our ability to achieve milestones, in connection with our revenue contracts. On an ongoing basis, we evaluate our estimates and judgments compared to historical experience and expected trends. Additionally, the global economic effects resulting from the COVID-19 pandemic may cause changes to estimates that would have a material impact on our financial statements, particularly with respect to timing of revenue recognition due to delays in meeting our performance obligations and collectability of our accounts receivable. As of the date of issuance of these financial statements, our results have not been significantly impacted by the COVID-19 pandemic; however, we continue to monitor the situation.
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
Restricted Cash—Restricted cash consists of a pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our offices in Goleta, California. The letter of credit was reissued in November 2020 due to a change in the property owner. No changes were made to the terms of the letter of credit. The balance as of September 30, 2021 and December 31, 2020 was $55,000 and $105,000, respectively. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 8- Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at September 30, 2021 or December 31, 2020.
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

Table of Content
Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
    Intangibles, net —Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At September 30, 2021 and December 31, 2020, intangible assets, net includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. We capitalize certain patent filing costs up to the point of issuance and then amortize the costs over the life of the patent. Costs associated with maintenance or renewal of existing patents are expensed as incurred. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as they no longer have a probable economic value. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
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
In most cases, upfront non-refundable payments related to design development are recognized over a period of 12 months to 18 months as that is the amount of time it generally takes to develop a design; however, the actual amount of time depends on the complexity of the filter being designed. Additionally, some of our contracts are multi-year development contracts which would include a longer period of revenue recognition. Contracts generally include non-refundable fees, or prepaid royalties, and may include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive.
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

Table of Content
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

Table of Content
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
Contract Assets - Contract assets, other than accounts receivable, consist of unbilled revenue and generally arise when revenue is recognized ahead of invoicing the customer. Contract asset balances, if any, are included in prepaid expenses and other current assets in our condensed consolidated balance sheets. We had no contract assets during each of the nine months ended September 30, 2021 and 2020.
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
Summary of changes in contract liabilities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Contract liabilities, beginning	$1,783	$1,731
Recognition of revenue included in beginning of year contract liabilities	(1,365)	(1,679)
Contract liabilities, net of revenue recognized on contracts during the period	4,028	2,326
Contract liabilities, ending	$4,446	$2,378

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
On September 30, 2021, we entered into Addendum 1 to the collaboration agreement with Murata ("Addendum 1"), which amends and supplements the collaboration agreement to provide for the development of XBAR®-based designs for up to four additional bands. For rights to these additional bands, Murata has agreed to pay us a $4.0 million non-refundable upfront payment and up to an aggregate of between $8.0 million and $36.0 million in pre-paid royalties and other fees, with the amount of the aggregate payments determined based on the complexity of the filter designs selected for development. The future payments will be made in two installments per band over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata retains the right to terminate the collaboration agreement and Addendum 1 at any time upon thirty (30) days prior written notice to us. As of

Table of Content
September 30, 2021, the $4.0 million non-refundable upfront payment for the Addendum is included in accounts receivable and deferred revenue as the payment was not yet received.
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contracts, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the Murata contract over the estimated design development period, based on the level of effort expended over total expected costs, as the services are performed. For the periods ended September 30, 2021 and 2020, we have determined that some of the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted. Consequently, revenue recognition related to the Murata contract will vary from quarter to quarter. During each of the nine months ended September 30, 2021 and 2020, we recognized $1.2 million and $2.3 million, respectively, of revenue related to the collaboration and license agreement. During each of the three months ended September 30, 2021 and 2020, we recognized $0.2 million and $1.2 million, respectively, of revenue related to the collaboration and license agreement.
NOTE 4—INTANGIBLE ASSETS, NET

Intangible assets include patent filing costs and other assets (domain name and other intangibles purchased from GVR, including customer relationships, technology and a trademark). Some of the patents were acquired from Superconductor Technologies Inc. as a result of an asset contribution and were recorded at their carryover basis of $216,000 and are being amortized over the remaining useful life of less than 2 years as of September 30, 2021. Intangibles acquired as part of the purchase of GVR were initially recorded at their fair value and have been fully amortized. Patent filing costs related to issued patents are amortized over the estimated life of the patent, 12 to 20 years, once they are approved by their respective regulatory agency. The domain name is being amortized over the approximate useful life of 10 years.

Intangible assets, net, consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cost:
Patents	$2,988	$2,399
Other (1)	280	291
	3,268	2,690
Less: Accumulated amortization	(492)	(571)
Intangible assets, net	$2,776	$2,119

(1) Includes the impact of foreign currency translation. The total impact at September 30, 2021 and December 31, 2020 was zero and $17,000, respectively.

During the three and nine months ended September 30, 2021, we wrote off $48,000 and $61,000, respectively, of patents we abandoned. During the three and nine months ended September 30, 2020, we wrote off $39,000 and $47,000, respectively, of patents we abandoned. The write-offs are included in research and development expense.

Amortization of intangible assets was $18,000 and $60,000 for the three and nine months ended September 30, 2021, respectively. Amortization of intangible assets was $24,000 and $72,000 for the three and nine months ended

Table of Content
September 30, 2020, respectively. The following table summarizes the estimated remaining amortization expense relating to the intangible assets as of September 30, 2021 (in thousands):

October 1, 2021-December 31, 2021	$20
2022	73
2023	71
2024	70
2025	70
2026	70
2027 and thereafter	661
Total amortization expense	$1,035
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

Table of Content
a significant shareholder. Net proceeds were approximately $26.4 million after deducting the underwriting discount and expenses paid by us.
On August 14, 2020, we entered into an At-The-Market Equity Offering Sales Agreement pursuant to which we may offer and sell shares of our common stock from time to time (the "ATM equity program"). We initially registered the offer and sale of up to $25.0 million of our common stock under the ATM equity program using our existing shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission (“SEC”) in November 2018 and an additional registration statement on Form S-3 that we filed with the SEC in August 2020 in order to increase the number of shares of common stock available for sale under the November 2018 registration statement. As of December 31, 2020, we sold an aggregate of 4,609,701 shares of common stock under the ATM equity program, at an average price of $2.48 per share, for gross proceeds of $11.4 million and net proceeds of $11.0 million, after deducting commissions and other offering expenses. During the nine months ended September 30, 2021, we sold an aggregate of 3,068,370 shares of common stock under the ATM equity program, at an average price of $4.01 per share, for gross proceeds of $12.3 million and net proceeds of $11.9 million, after deducting commissions and other offering expenses. As of September 30, 2021, we had $1.3 million of common stock available for sale under the ATM equity program and these registration statements.
In May 2021, we filed a universal shelf registration statement on Form S-3 permitting us to sell, in one or more public offerings, shares of our common stock, shares of preferred stock or debt securities, or any combination of such securities and warrants to purchase securities, for proceeds in an aggregate amount of up to $100.0 million. Concurrent with our filing of the May 2021 universal shelf registration statement, we filed a prospectus supplement to that registration statement to provide for the offer and sale of up to an additional $50.0 million of our common stock under the ATM equity program. As of September 30, 2021, we have not sold any shares of common stock or other securities using the May 2021 shelf registration statement.
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
Loss Per Share
The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods below:

	Nine Months Ended September 30,
	2021	2020
Common stock options	958,356	1,152,552
Non-vested restricted stock unit awards	4,455,994	3,552,143
Total shares excluded from net loss per share attributable to common stockholders	5,414,350	4,704,695

NOTE 7— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan
In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted for the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an increase of 3,250,000 shares in June 2017, an increase of 4,000,000 shares in June 2019, and an increase of 5,000,000 shares in June 2020, bringing the total shares allowed under the plan to 14,950,000. As of September 30, 2021 there were 3,510,309 shares available to award under the 2014 Plan.
The table below represents stock option award activity for the nine months ended September 30, 2021:

Table of Content

	Outstanding	Exercisable
January 1, 2021	1,140,975	955,302
Granted	5,000	57,770
Exercised	(105,098)	(105,098)
Cancelled or expired	(82,521)	(65,347)
September 30, 2021	958,356	842,627
The weighted-average exercise price as of September 30, 2021 for stock options outstanding and stock options exercisable was $4.60 and $4.82, respectively.
The table below represents restricted stock activity for the nine months ended September 30, 2021:

Number of Restricted Share Units
Outstanding at January 1, 2021	3,038,785
Granted	2,508,442
Vested	(880,818)
Forfeited	(210,415)
Outstanding at September 30, 2021	4,455,994

Total stock-based compensation recorded in the condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,059	$645	$3,116	$2,163
Sales, marketing and administration	869	828	3,116	2,300
Total stock-based compensation	$1,928	$1,473	$6,232	$4,463

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
    One facility lease requires us to maintain a cash security deposit of $50,000 and also a $55,000 letter of credit in favor of the lessor. The letter of credit was originally for $200,000 at lease inception and steps down $50,000 at each anniversary date if there have been no monetary defaults. The letter of credit is secured by a pledge in favor of the issuing bank of a mutual fund account which is classified as restricted cash in our balance sheet.
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of September 30, 2021. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
In December 2020, we entered into a lease for lab equipment. The lease is for 60 months and bears an interest rate of 5.99%. After evaluation of the lease under ASU No. 2016-02, Leases (Topic 842), we determined the lease to be a finance lease. We recorded a right-of-use asset and lease liability of $204,000 upon inception of the lease.

Table of Content
    The Company's weighted average remaining lease term and weighted average discount rate as of September 30, 2021 is shown below:

Weighted average remaining term (years)
Operating leases	3.05
Finance lease	4.17
Weighted average discount rate (%)
Operating leases	4.75%
Finance lease	5.99%
    Minimum future maturities of lease liabilities recognized on the condensed consolidated balances sheets as of September 30, 2021 (in thousands):

	Operating Leases	Finance Lease
October 1, 2021 - December 31, 2021	$197	$13
2022	586	50
2023	584	50
2024	544	50
2025	—	46
Total minimum lease payments	$1,911	$209
Less: imputed interest	(131)	(24)
Total lease liabilities	$1,780	$185

Operating lease costs were $308,000 for the three months ended September 30, 2021, of which $203,000 and $105,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs were $278,000 for the three months ended September 30, 2020, of which $196,000 and $82,000 are included in research and development expenses and sales, marketing and administration expenses, respectively.
Operating lease costs were $909,000 for the nine months ended September 30, 2021, of which $600,000 and $309,000 are included in research and development expenses and sales, marketing and administrative expenses, respectively. Operating lease costs were $840,000 for the nine months ended September 30, 2020, of which $608,000 and $232,000 are included in research and development expenses and sales, marketing and administrative expenses, respectively.
    Cash paid for amounts included in the measurement of operating lease liabilities were $580,000 and $422,000 for the nine months ended September 30, 2021 and 2020, respectively, which is included in operating activities in the condensed consolidated statements of cash flows.
Finance lease amortization for the three and nine months ended September 30, 2021 was $10,000 and $30,000, respectively, and is included in research and development expenses. There was no finance lease amortization for the three and nine months ended September 30, 2020 as the lease was not in effect during that period.

NOTE 9—RELATED PARTY TRANSACTIONS

    In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. In the event the board member continues to perform services in subsequent years, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancelable at any time by either the Company or the board member. Services have continued to be provided since inception of the agreement. During the three months ended September 30, 2021, we recorded expenses of $38,000 in connection with the consulting agreement, of which $12,500 is included in research and development expenses and $25,500 is included in general and administrative expenses. During the nine months ended September 30, 2021, we recorded expenses of $112,000, of which $37,500 is included in research and development expenses and $74,500 is included in general and administrative expenses. During the three months ended September 30, 2020, we recorded expenses of $37,500 in connection with the consulting agreement, of which $12,500 is included in research and development expenses and $25,000 is included in general and administrative expenses. During the

Table of Content
nine months ended September 30, 2020, we recorded expenses of $110,000 in connection with the consulting agreement, of which $38,000 is included in research and development expenses and $72,000 is included in general and administrative expenses. As of September 30, 2021, there was $4,000 due to the board member under this consulting agreement.

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
    Legal fees and other costs associated with legal proceedings are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of September 30, 2021 and 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the three and nine months ended September 30, 2021 and 2020, respectively, with respect to litigation or loss contingencies.
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

Table of Content
NOTE 11— SEGMENTS AND GEOGRAPHIC INFORMATION
We operate in a single segment to design radio frequency filters. In making operating decisions, the Chief Operating Decision Maker, our Chief Executive Officer, primarily considers consolidated financial performance and allocates resources accordingly.

The table below presents our revenue by geographic area (in thousands) and is categorized based on the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Japan	$226	$1,248	$1,168	$2,271
China	95	150	270	257
Other	104	7	209	25
Total revenue	$425	$1,405	$1,647	$2,553

NOTE 12 - SUBSEQUENT EVENTS
Common Stock
We sold an aggregate of 2,524,200 shares of common stock under our ATM equity program between October 1, 2021 and November 10, 2021, at an average price of $2.50 per share, for gross proceeds of $6.3 million and net proceeds of $6.1 million, after deducting commissions and other offering expenses. As of November 10, 2021, we had $45.0 million available to be sold under our ATM equity program.
Sublease
Effective as of October 6, 2021, we entered into a Sublease Agreement with Sonim Technologies, Inc. for approximately 8,416 square feet of office space in San Mateo, California to serve as a replacement to our current satellite office for employees residing in the San Francisco Bay area. The rent under the sublease is $12,500 per month, and the term will commence on January 17, 2022 and expire on January 31, 2023. We have an option to renew the sublease for an additional one-year term for rent of $13,250 per month. Alan Howe, a member of our board of directors, is a director of Sonim Technologies, and Robert Tirva, a member of our board of directors, is an executive officer of Sonim Technologies.

Table of Content
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
    We plan to continue to develop IP associated with high frequency/wide bandwidth filters (XBAR®-based filters), to expand our IP and trade secret libraries, and further the development of our WaveX™ multi-physics EDA platform. While we remain a filter design licensing company, we are also investigating the potential of licensing part or all of our WaveX™ software design suite and certain patents to potential customers in the RFFE industry. During the third quarter of 2019, we completed an investment and commercial agreement with Murata Manufacturing Co., Ltd., the first collaboration agreement leveraging our XBAR® IP. During the third quarter of 2021, we expanded the commercial agreement to include designs for additional RF bands. In all licensing arrangements with our customers we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions. We continue to expand our foundry program, which allows fabless companies to enter into the filter business quickly and efficiently. It is through this foundry program that we expect to engage with OEM’s and Independent Design House's (IDH's) directly to provide a significant cost and time to market advantage.
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
Recent Developments
COVID-19-- The ongoing COVID-19 pandemic has negatively impacted the United States, Asia and Europe, the major markets in which we operate. Although we have seen improvements in the United States, the major markets in which we operate continue to experience COVID-19 cases and recurring shutdowns. The pandemic’s ultimate impact on our operations and financial performance depends in part on many factors not within our control and that vary by region, including, without limitation, restrictive governmental and business actions that continue to be taken in response (including travel restrictions and other workforce limitations).

Table of Content
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For the three months ended September 30, 2021 and 2020, we recognized a total of $0.4 million and $1.4 million, respectively, of revenue. For the nine months ended September 30, 2021 and 2020, we recognized a total of $1.6 million and $2.6 million, respectively, of revenue. The decreases in revenue are the result of non-linear revenue recognition associated with our design development agreements. In the three and nine months ended September 30, 2020 we recognized a significant amount of revenue when we received a $2.5 million milestone payment. We derive a substantial majority of our revenues from a single customer. Additionally, during 2021, there have been nominal increases in our sales-based royalty revenue. We have recorded $4.4 million of deferred revenue as of September 30, 2021, which we expect to recognize over the remainder of the contracts.
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
Research and development expenses increased $1.5 million from $4.4 million in the third quarter of 2020 to $5.9 million in the third quarter of 2021 and increased $2.4 million, from $14.7 million in the nine months ended September 30, 2020 to $17.1 million in the nine months ended September 30, 2021. The increases in the three and nine month periods were primarily a result of increased costs related to development of our WaveX™ and XBAR® technology, increases in compensation expenses as a result of increased headcount and increased costs associated with expanding our patent portfolio. For the remainder of the year we expect research and development expenses to increase due to higher development costs and additional headcount.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees and consultants, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional fees.
Sales, marketing and administration expenses were $3.5 million for the third quarter of 2021 compared to $3.1 million in the third quarter of 2020, and $11.4 million for the nine months ended September 30, 2021 compared to $9.2 million for the nine months ended September 30, 2020. The increase for the three month period is primarily related to increased compensation expenses for employees and consultants. The increase for the nine month period was primarily related to increased compensation expenses for employee and consultants of $1.4 million, costs related to the filing of our universal shelf registration statement of $0.1 million and other increased operating expenses, including insurance, legal, accounting and

Table of Content
marketing of $0.7 million. We anticipate that our sales, marketing and administration expenses will remain consistent with the current quarter.
Interest and Investment Income (Expense).  Interest and investment expense for the three and nine months ended September 30, 2021 was $3,000 and $9,000, respectively. Interest and investment income for the three and nine months ended September 30, 2020 was $1,000 and $65,000, respectively. The income in 2020 represented interest income on our cash and investment balances while the expense in 2021 represented interest expense recorded in connection with a finance lease for equipment.
 Income Taxes.  We have earned minimal revenues and are currently operating at a loss.  In the three and nine months ended September 30, 2021 and 2020, our only tax liability was for minimum taxes in the states where we conduct business.

Liquidity and Capital Resources
Financing Activities
We have earned minimal revenues since inception.  Our operations have been funded with initial capital contributions and proceeds from the sale of equity securities and debt.
As of September 30, 2021, we have raised aggregate gross proceeds of $149.6 million through the use of loans and convertible debt, and sales of equity pursuant to our initial public offering, secondary underwritten offerings, an at-the-market equity program, private placement financings, and the exercise of stock options and warrants.
We had current assets of $20.1 million and current liabilities of $6.4 million at September 30, 2021, resulting in working capital of $13.7 million.  This compares to working capital of $14.7 million at September 30, 2020 and $19.8 million at December 31, 2020. The change in working capital is primarily the result of cash used in our normal business operations, offset by proceeds from the issuance of equity securities.
    As of September 30, 2021, our accumulated deficit totaled $177.8 million. In the nine months ended September 30, 2021 our net loss totaled $26.9 million and we used $21.9 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At September 30, 2021 we had cash and cash equivalents of $15.3 million and accounts receivable of $4.3 million. Subsequent to September 30, 2021, but prior to the publication of the financial statements on this Form 10-Q, we raised $6.1 million of cash from sales of common stock using our At-The-Market Equity Offering Sales Agreement. In the absence of additional customer contracts, we believe these cash resources, along with anticipated cash generated from existing customer contracts, will provide sufficient funding into the fourth quarter of 2022. We are subject to the risks and uncertainties associated with a new business. We also have been impacted by the COVID-19 pandemic which has added additional risks and uncertainties. Our continuance as a going concern is dependent on our future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all, in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flow Analysis
     Operating activities used cash of $20.4 million in the first nine months of 2021 and $16.0 million in the first nine months of 2020. The increase is primarily the result of our higher net loss and working capital changes, partially offset by higher non-cash expenses.
Investing activities used cash of $1.4 million in the first nine months of 2021 and $1.0 million in the first nine months of 2020 as a result of purchases of property and equipment and expenditures for patents.
 Financing activities provided cash of $12.2 million in the first nine months of 2021 as a result of the net proceeds from our at-the-market equity program and exercises of stock options. Financing activities provided cash of $26.4 million in

Table of Content
the first nine months of 2020 as a result of the net proceeds from the underwritten sale of equity securities completed in February 2020.
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

Table of Content
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
    There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Content
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
Item 1A.                        Risk Factors
     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors during the period ended September 30, 2021.
Item 5.                        Other Information
On November 9, 2021, the Compensation Committee of our Board of Directors approved quarterly bonus awards to our executive officers pursuant to our 2021 Incentive Bonus Program for their performance during the third quarter of 2021. The bonus awards were paid in the form of restricted stock units for shares of our common stock in the amounts set forth below. The restricted stock units vest in full on November 16, 2021.

Executive Officers	Number of RSU Shares
Neal Fenzi	10,317
Dylan Kelly	10,328
Martin McDermut	11,918
Lisa Wolf	10,598

Table of Content

Item 6.                                 Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014

10.1*	Addendum 1 to Collaboration and License Agreement, dated as of September 30, 2021, between Resonant Inc. and Murata Manufacturing Co., Ltd.					X

10.2	Sublease Agreement, dated as of September 10, 2021, between Resonant Inc. and Sonim Technologies, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*     Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

Table of Content
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

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2021	Resonant Inc.

		By:	/s/ Martin S. McDermut
Martin S. McDermut
Chief Financial Officer