Form 10-K
period 2021-12-31
Resonant Inc
filed 2022-03-14
CIK 1579910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $189 million, based on the closing price on that date. As of March 14, 2022, the registrant had 67,186,080 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Auditor Name:	KPMG LLP	Auditor Location:	Irvine, California	Auditor Firm ID:	185

RESONANT INC.
FORM 10-K
i

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

PART I

ITEM 1.        BUSINESS
Overview
Resonant is a late-stage development company that has created an innovative software, intellectual property, or IP, and services platform that has the ability to increase designer efficiency, reduce the time to market and lower unit costs in the designs of filters for radio frequency, or RF, front-ends for the mobile device, automotive, medical, internet-of-things and related industries.  The RF front-end, or RFFE, is the circuitry in a device responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  The software platform we continue to develop is based on fundamentally new technology that we call WaveX™, to configure and connect resonators, the building blocks of RF filters.  Filters are a critical component of the RF front-end used to select desired radio frequency signals and reject unwanted signals.  Our WaveX™ platform allows us to develop unique, custom designs that address the increasing complexity of the RFFE due to increasing bandwidth requirements, such as by using carrier aggregation (the combining of multiple frequencies into a single data stream to increase throughput through higher data rates), or CA, by both reducing the size of the filter and improving performance.  Our goal is to utilize our WaveX™ platform to support our customers in reducing their time to develop complex filter and module designs, to access new classes of filter designs, and to do it more cost effectively. Additionally, our WaveX™ platform has allowed us to expand our customer focus beyond just filter manufacturers by enabling a new class of customer - fabless filter manufacturers. These companies do not have their own internal filter fabrication facility, or fab, and typically already would be supplying other products in the RFFE to the original equipment manufacturers (OEMs), and, as a result do not require a protracted new vendor qualification process in order to supply parts. Through our existing customer relationships, we are able to leverage our WaveX™ tools to deliver cutting edge filter designs to these fabless filter manufacturers.
    We are commercializing our technology through the creation of filter designs that address the problems in the high growth RFFE industry created by the growing number of frequency bands in mobile and other RFFE enabled devices. The worldwide adoption of Long Term Evolution, or LTE, as the global standard, the transition to 5G, and the use of mobile devices to access the Internet, has resulted in massive proliferation of frequency bands which, when combined with CA for higher data rates and multiple input multiple output, or MIMO, has resulted in an ever-increasing number and complexity of filters in the RFFE. We have developed and continue to expand a series of single-band designs for frequency bands presently dominated by larger and more expensive bulk acoustic wave, or BAW, filters.  We are also developing multiplexer filter designs for two or more bands to address the CA requirements of our customers. We are using our WaveX™ platform to efficiently integrate these designs into RF modules for our module customers. Currently, we are leveraging WaveX™ to develop these designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. In 2018 we further extended WaveX™ for BAW designs, which has resulted in our invention of a resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric membrane, which we call XBAR®, which exhibits performance parameters suitable for 5G, WiFi, and UltraWideband (UWB) applications - high frequency operation, large bandwidth and high power reliability. Our success with XBAR® is dependent on our ability to develop high frequency filters utilizing these resonator structures that are successfully adopted by our targeted customers, which will be determined by our ability to show improved performance over competing products or significantly reduce the size and cost of their products.
    We believe licensing our designs, either as prepaid royalties or royalties paid as products ship, is the most direct and effective means of validating our WaveX™ platform and IP to address this rapidly growing market.  Our target customers make part or all of the RFFE.  We intend to retain ownership of our designs, and we expect to be compensated through license fees and royalties based on sales of RFFE filters that incorporate our designs and leverage our WaveX™ platform.
Our customer engagement process typically begins with the execution of a License Agreement, or LA, for specific bands. Depending on the complexity of the design, we estimate that initial samples of products to OEMs, will occur typically within nine to thirty-six months following execution of a license agreement. Following these development cycles, designs are manufactured, qualified by our customers and sampled to OEM customers. Our customers can take from three to six months to qualify a design and then the OEMs can take an additional three to six months, or longer, to qualify a design as fit for use, reliable and ready for mass production. The point at which an OEM begins taking product from our customers in mass production is typically when royalty revenues would begin. Our customer agreements typically provide for upfront design fees and royalty payments for each unit sold using our filter designs and typically last for a minimum of two years, but may be renewed for a longer period. More recently our agreements have included pre-paid royalties, which can be fully paid-up for a design, or a partial pre-pay with subsequent royalties when the part begins shipping.
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
In 2019, we began development of Filter IP Standard Library designs to enable faster time to market for our customers. Further, the first Filter IP Library design was incorporated into Cadence Design Systems, Inc.'s AWR design suite, allowing module designers access to Resonant filter designs. At Mobile World Congress we showed the first 5G filter based upon XBAR® technology - an n79 filter. Subsequently, we accepted a $7.0 million investment and signed a commercial agreement for the development and license of filters for four bands based on XBAR® technology, with Murata Manufacturing Co.,Ltd. ("MMC"), the industry's largest provider of filters for the RFFE. The commercial agreement provides for our receipt of up to an aggregate of $9.0 million of contract consideration in the form of "pre-paid royalties" for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditioned upon our achievement of certain milestones and deliverables acceptable to our customer in its discretion. During 2020, we continued the development of filters under the commercial agreement, resulting in completion of the second milestone ahead of schedule in October 2020. This milestone is significant as it recognizes achieving predetermined target performance, packaging and initial reliability. Completion of the milestone also resulted in the second payment from this customer. In September 2021, we entered into Addendum 1 to the commercial agreement, which amends and supplements the agreement to provide for the development of XBAR®-based designs for up to four additional bands. For rights to these additional bands, the customer has agreed to pay us a $4.0 million non-refundable upfront payment and up to an aggregate of between $8.0 million and $36.0 million in prep-paid royalties and other fees, with the amount of the aggregate payments determined based on the complexity of the filter designs selected for development. In October 2021, we entered into the first statement of work under the amendment for a total of $7.0 million for the development of an additional band. We received a total of $11.5 million from MMC as of December 31, 2021. In accounting for this contract under ASC 606, we have determined the total contract consideration is to be recognized over time as the intellectual property is developed.
In 2021, we continued to develop XBAR®-based filters, both for the mobile market in collaboration with MMC, as well as for the non-mobile market. During the year we expanded our patent portfolio and ended the year with more than 415 issued and pending patents, with more than 265 patents protecting our XBAR® technology. In September 2021, we expanded our agreement with MMC for the design of up to four additional radio frequency bands. In October 2021, Resonant customers cumulatively surpassed the milestone of shipping 100 million RF filters designed with the Company's proprietary WaveX™ design platform.
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
Merger Agreement

On February 14, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Resonant, Murata Electronics North America, Inc., a Texas corporation (“Murata”), and PJ Cosmos Acquisition Company, Inc., a Delaware corporation and wholly owned subsidiary of Murata (“Purchaser”). Murata is a wholly-owned subsidiary of MMC.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on February 28, 2022 Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of Resonant’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $4.50 per Share, net to the tendering stockholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into Resonant (the “Merger”), and Resonant will survive the Merger as a wholly-owned subsidiary of Murata. At the effective time of the Merger (the “Effective Time”), each outstanding Share (other than Shares held by (i) Resonant, Murata or their respective subsidiaries immediately prior to the Effective Time and (ii) stockholders of Resonant who have properly and validly perfected their statutory appraisal rights under the Delaware General Corporation Law (“DGCL”)) will automatically be converted into the right to receive the Per Share Amount on the terms and subject to the conditions set forth in the Merger Agreement.

The initial expiration date of the Offer is the time that is one minute following 11:59 p.m., New York City time, on March 25, 2022, subject to extension in certain circumstances as required or permitted by the Merger Agreement and applicable law. The Offer is subject to the satisfaction of customary conditions, including, among others, that (i) at least that number of Shares validly tendered and not withdrawn (other than Shares tendered by guaranteed delivery where actual delivery has not occurred), when added to any Shares already owned by Murata or any of its controlled subsidiaries, if any, equal a majority of the outstanding Shares as of immediately prior to the time at which Purchaser first accepts for payment the Shares tendered in the Offer, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the other conditions set forth in Annex A to the Merger Agreement have been satisfied or waived.

The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger upon the collective ownership by Murata, Purchaser and any other subsidiary of Murata of one share more than 50% of the number of Shares that are then issued and outstanding, and if the Merger is so effected pursuant to Section 251(h) of the DGCL, no stockholder vote will be required to consummate the Merger.

The Merger Agreement places limitations on Resonant’s ability to engage in certain types of transactions without Murata’s consent during the period between the signing of the Merger Agreement and the Effective Time. During this period, Resonant may not raise additional capital through the sale of securities or incur debt. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, Resonant generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber our assets.

The Merger Agreement contains certain termination rights for each of us and Murata. Among such rights, and subject to certain limitations, either Resonant or Murata may terminate the Merger Agreement if the Offer is not completed by June 14, 2022, which date may be extended to August 14, 2022 under certain circumstances. The Merger Agreement also provides that upon termination of the Merger Agreement under specified circumstances, we may be required to pay Murata a termination fee of $11.2 million or Murata may be required to pay us a termination fee of $15.0 million. In addition, upon termination of the Merger Agreement under specified circumstances, we may be required to reimburse Murata for up to $3.0 million of expenses. Any expenses we reimburses Murata would be offset against and reduce the amount of the termination fee otherwise payable by us to Murata.

Additional information about the Merger Agreement is set forth in our current report on Form 8-K filed with the SEC on February 14, 2022.

No statement in this Annual Report on Form 10-K is an offer to purchase or a solicitation of an offer to sell any shares of the common stock of Resonant or any other securities. Murata and Purchaser have filed a tender offer statement on Schedule TO with the United States Securities and Exchange Commission (the “SEC”), and Resonant has filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC. Any offers to purchase or solicitations of offers to sell may be made only pursuant to such tender offer statement. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ BOTH THE TENDER OFFER STATEMENT (INCLUDING AN OFFER TO PURCHASE, A LETTER OF TRANSMITTAL AND RELATED DOCUMENTS) AND THE SOLICITATION / RECOMMENDATION STATEMENT REGARDING THE OFFER, BECAUSE THEY CONTAIN IMPORTANT INFORMATION. These materials will be made available to Resonant’s stockholders at no expense to them. In addition, investors and security holders may obtain a free copy of such materials and other documents filed with the SEC at the website maintained by the SEC at www.sec.gov or by directing such requests to the Information Agent for the tender offer, which is named in the tender offer statement.

Our History

    Our inception date is May 29, 2012. We commenced business on July 6, 2012 and completed our initial public offering, or IPO, on May 29, 2014.
In July 2016, we acquired GVR Trade S.A., or GVR, a Swiss-based company specializing in the consultation and design of SAW and BAW devices. GVR is a wholly-owned direct subsidiary of Resonant.
    In the fourth quarter of 2020, we moved our corporate headquarters to Austin, Texas to facilitate greater access to a technical and highly skilled workforce, while we continue to maintain facilities in Goleta and San Mateo, California where today the majority of our engineering talent resides. Our principal executive offices are located at 10900 Stonelake Blvd., Suite 100, Office 02-120, Austin, Texas 78759, and our telephone number is 805-308-9803.

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
This substantial and rapid increase in bands has created several significant problems, including a corresponding increase in the number of filters and duplexers in mobile devices. Traditional RF front-end solutions typically require one duplexer for each frequency band. The iPhone 13, model A2481, supports coverage for 24 FDD-LTE and 8 TDD-LTE bands, in addition to support for previous wireless technology generations, 3G and 2G, and most recently 5G coverage for sub-6GHz and mmWave. Each band requires a filter, either as an individual filter, a duplexer or a multiplexer, depending upon the spectrum and CA requirements. This increase in number and complexity of filters is dramatically driving up the cost of RF front-ends. In the latest global smartphones, filters, duplexers and multiplexers comprise more than half of the cost to the RF front-end, according to Mobile Experts. The dramatic increase in the number of filters required, which includes Chip Scale Package, or CSP, Wafer Level Package, or WLP, filters, duplexers, multiplexers, with multiple sizes and multiple packaging substrates, each requiring a new design, requires an increase in design capacity, or improved design efficiency. WaveX™ improves the design efficiency by accurately modeling the performance of acoustic wave filters.
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
Adding to the complexity of the industry, mobile devices must now be capable of receiving from two, to as many as five, downlink bands simultaneously, known as downlink CA. This CA requirement creates the need for complex multiplexing filters, or multiplexers, which are significantly more complex than duplexers and effectively require four filters for each CA combination. In addition, during the transition to 5G, dual connectivity to both 4G LTE and 5G New Radio (NR) networks is required. 3rd Generation Partnership Project has identified over 400 worldwide band combinations, creating increased complexity and cost to RFFEs. In the case of a quadplexer, with four different frequency bands, within each band the signal loss must be minimized, while rejecting three bands often in close proximity. Duplexers must only reject a single band. Mobile Experts predicts that more than 2 billion terminals will be shipped supporting CA in 2024. This rising complexity in the industry is also aggravating the constraints on design capacity and resources.
In addition to the challenges described above, 5G will further exacerbate the problems of more demand for filters, filter designs, and more complexity and integration in the RFFE. 5G comprises three distinct segments:
•Enhanced mobile broadband (eMBB): Increased bandwidth for extreme data-rates and capacity to support wireless video everywhere;
•Ultra Reliable Low Latency Communications (URLLC): High reliability, low latency and high security for automotive, health and government; and
•Massive Machine Type Communications (mMTC): Low cost, low energy, long life for wearables, smart home devices and interconnected devices.
    All three of these segments require filters and will further accelerate the already substantial growth in the filter market.
Our Technology
RFFE module companies currently produce filters internally or purchase filters from third-party manufacturers, such as Broadcom, Murata, Taiyo-Yuden and Qualcomm. These module companies and filter manufacturers design filters using their own internal resources, which we believe are proving insufficient to meet the explosive growth in both total global filter demand and unique filter designs, as well as the increasingly complex filter requirements necessitated in part by crowded spectrum and carrier aggregation. We believe that our patented WaveX™ technology will enable us to design complex filter products with shortened design times and help our customers benefit from the use of more cost-effective manufacturing processes. WaveX™ can be summarized as a two-step process:
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
Using our WaveX™ design platform, in 2018 we invented a new resonator technology, XBAR®, with fundamental properties matching the new wireless requirements of higher frequency, wider bandwidth and higher power operation, when compared to previous wireless generations. At Mobile World Congress in 2019 we demonstrated a 5G (n79) filter prototype with the required bandwidth to support 5G operation across the entire band. XBAR® technology is applicable to many current and projected wireless technologies which operate above 3GHz. Hence we are developing designs for both mobile and non-mobile applications for 5G and WiFi, and fully expect to extend this to UWB and 6G. In addition to the fundamental advantages of XBAR®, the straightforward processing for this BAW resonator, lends itself to low cost manufacturing.

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

Our customers are filter manufacturers, RFFE module manufacturers, RF active and passive component suppliers and potentially mobile handset OEMs. Currently, for most of our customers, we license specific, custom designs. In the fourth quarter of 2018 we introduced and announced the first customer for our standard IP filter library of products. In these cases we develop a standard design at one of our qualified foundries and customers can then license this design without paying for or waiting for completion of development, hence minimizing their cost and reducing time to market. We charge royalties at a fixed amount per filter or as a percentage of sales price. In October 2019, we announced a commercial agreement with the industry's largest provider of filters for the RFFE to develop and license filters based on XBAR® technology. In this case, we determined the total amount of royalties expected to result from the licenses being designed and discounted the rate in exchange for prepayment of the amount in advance. The customer agreed to pay up to an aggregate of $9.0 million for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to our customer in its discretion. During 2021 the customer entered into an addendum to the collaboration agreement which added up to four additional bands over a multi-year period, the first of which was added during the year. The addendum required an upfront non-refundable payment of $4.0 million and an aggregate of between $8.0 million and $36.0 million, depending on the complexity of the selected bands. The additional band selected during 2021 required an upfront non-refundable fee of $3.0 million and milestone payments totaling $3.0 million due upon the occurrence of certain future events. We expect to generate substantially all of our near-term revenues with these types of licensing arrangements. Each filter design and related royalty stream is expected to have a finite commercial life as mobile devices continue to evolve. Our plan is to offer our customers replacement designs as existing designs become obsolete. Revenue from our contracts may be recognized over time or at a point-in-time depending on the facts and circumstances of each contract.
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
We also believe that the power of Resonant WaveX™ tools and methodology will continue to enable fabless customers and filter foundries to newly enter or expand their participation in the supply chain for RF filters. In late 2016, we expanded our customer focus to include fabless filter manufacturers, which are companies that do not have their own internal filter fabrication facility. Typically, these companies already are supplying other products in the RFFE to the OEM, and as a result, do not require a protracted new vendor qualification process in order to supply parts. In 2017, to further facilitate our fabless filter program and to provide manufacturing stability across the supply chain to our fully integrated filter customers, we created our Foundry Program. It is through this program that we can enable a secure supply chain for all our customers. In 2019, we began development of Filter IP Standard Library designs to enable faster time to market for our customers.
Single Band Designs
We continue to develop a series of SAW filter designs for RF frequency bands presently dominated by the larger and more expensive BAW filters. In 2020, we continued to develop single band, SAW filter designs for customers. Some of these filter designs are for duplexers that have historically been TC-SAWs or BAWs while others are for discrete SAW filters that may need improvements in performance, size or cost. The single band designs included WiFi Co-Existence filters, which pass licensed wireless frequencies, while protecting against WiFi interference, and designs for module applications which require wafer-level packaging (WLP) and modeling of the module board. We believe that, using our WaveX™ technology, combined with our experience and know-how, we can design innovative SAW filters that meet the performance requirements for many of these bands but at significantly less cost than that of BAW filters they would replace.  These single band filter designs were the earliest opportunity for royalty revenues.
Multiplexer Designs
Wireless carriers worldwide are experiencing increasing demand for higher data speeds. CA allows multiple data streams from different frequencies to be added together to provide increased data rate for the mobile users. However, CA further complicates the required filter characteristics. Quadplexers, (4-RF path multiplexer) as described above, enable CA on both receive and transmit paths and reduce the RFFE complexity by reducing the number of switches, but the complexity of the filters themselves increases dramatically. During 2018, we expanded our capability to optimize the performance of quadplexers on OEM phone-boards in order to help our customers demonstrate "real world" performance. During 2019, we expanded our capability to produce TC-SAW and high power quadplexer designs. We believe that our WaveX™ design platform is ideally suited to these difficult filter design problems that cover a wide frequency range with much more demanding performance requirements.
Although some band combinations for aggregation will not require multiplexers, we believe that multiplexers are the best solution for bands in close frequency proximity. We are developing high performance multiplexer designs to address this growing market.
XBAR® Filters
Our WaveX™ design platform enabled us to invent a new resonator technology, XBAR®. Large instantaneous bandwidth filters at high frequency (above 3GHz) are required for next generation wireless technologies, such as 5G, WiFi 6E and UWB, to support high data-rates. Filters using XBAR® resonators are ideally suited for these applications. During 2021, we continued to develop XBAR® filter designs for our partner, focused on the mobile market. In addition, we designed and had fabricated through our foundries XBAR® designs for 5G and WiFi non-mobile applications
Our immediate focus is to address the problems in the RFFE with innovative single-band and multiplex designs made possible with our WaveX™ design platform. These designs present the greatest near-term potential for commercialization of our technology. We expect the trend towards spectrum proliferation, particularly with new 5G spectrum, in addition to CA and MIMO, will require complex filters and multiplexing. We believe our WaveX™ and XBAR® technology will enable cost effective designs for these applications.

Intellectual Property
We have an active program protecting our proprietary technology. In protecting our technology, we make use of patent, trade secret, trademark and mask works protections. To maximize these protections, we maintain active intellectual property development and protection programs, including with respect to patents, trade secrets, trademarks and mask works.
Our patent portfolio is the result of an active and ongoing program to identify, protect and commercialize our intellectual property. This program includes the development of a comprehensive patent strategy. We engage in a thorough process of patent landscaping that provides an in-depth analysis of not only the markets we are addressing, but also adjacent markets, so that we can tactically and strategically protect our position in the market through patent filings. We also routinely use specialized outside firms to assist in these endeavors. These firms assist with invention identification, intellectual property strategy and competitive landscape analysis. Through our landscaping and advanced product development processes we have plans to file additional patents in 2022.

Our patent portfolio comprises more than 415 issued and pending U.S. and foreign patents, with more than 265 targeting XBAR. This patent portfolio relates primarily to the following subject matters:
•Physical Implementation
•Design Synthesis and Optimization Speed
•Network Synthesis
•Image Design
•Circuit Designs
•Simulation Accuracy
•Next Generation Designs/Architectures
•Simplifying the RFFE
•XBAR
•Circuit Structure
•Critical Design Requirements
•Power handling and linearity
•Temperature dependence
•Yield Analysis

We have a formal trade secret program to identify and protect technologies and know-how that derive significant economic value from being secret. This program is managed to provide the optimal levels of protection and competitive advantage to us. We protect our trade secrets and other proprietary information by maintaining the secrecy of such information, including by requiring confidentiality agreements from all our employees, consultants and third parties having access to such information. We have a number of trade secrets already protected in this program and we expect to add more such trade secrets into the program in 2022.
We have also registered U.S. trademarks for ‘‘Resonant®’’, ‘‘WaveX™”, and “XBAR®”.
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
Competition
To our knowledge, we have no direct competitors in the electronic design automation or licensing business that are exclusively focused on RFFEs. We have spent many years developing WaveX™, and our own patented suite of design tools created specifically for this purpose. No comparable acoustic wave filter design tool exists in the market today to our knowledge. In combination with our experienced design team, we believe we offer our customers a novel solution to the need for increasingly complex filter designs developed by an independent, stand-alone company that is not presently offered by any other company.
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
The use of our patented WaveX™ tools, not only enables lower cost and smaller size SAW solutions for single band and multiplexer designs but also enables development of creative filter solutions for next generation RFFE architectures that, if successful will offer new, highly competitive solutions to many of the challenges facing the manufacturers of RFFE modules.
Human Capital Resources
We have 73 employees as of December 31, 2021, 54 of which are on our technical staff and 19 of which are devoted to finance, sales, marketing and administration matters. We compete for the limited number of highly talented RF filter engineers and work to attract and retain technical talent through offering competitive compensation and benefit packages. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to our Company. We have three primary locations, in California and Texas, where our employees provide services. We also use several outside consultants.
Where You Can Find Other Information
    Our principal executive offices are located at 10900 Stonelake Blvd., Suite 100, Office 02-120, Austin, Texas 78759, and our telephone number is 805-308-9803. We also have development offices in Goleta, California, San Mateo, California and Neuchatel, Switzerland and lease office space in Anyang, South Korea. Our website address is www.resonant.com. The information contained on, or that can be accessed through, our website is not a part of this report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov.

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
Risks Specific to our Company
If our pending acquisition by Murata does not close, our operations after any termination of the Merger Agreement may suffer from the effects of business uncertainties resulting from announcement of the transaction, contractual restrictions on our activities during the period in which we are subject to the Merger Agreement, and costs associated with the proposed transaction.
Uncertainty about the effect of the proposed Offer and Merger on our employees, customers, and other parties may have an adverse effect on our business. Such uncertainty may impair our ability to attract, retain, and motivate key personnel, including our executive leadership, and could cause existing and future customers, suppliers and others to seek to change existing business relationships with us or refuse to do business with us.
The Merger Agreement places limitations on our ability to engage in certain types of transactions without Murata’s consent during the period between the signing of the Merger Agreement and the Effective Time. During this period, we may not raise additional capital through the sale of securities or incur debt. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, we generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber our assets.
If the Offer and Merger do not close and the Merger Agreement is terminated, we may be unable to raise additional capital to fund our operations for an extended period post-termination.
We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Offer and Merger. Many of the fees and costs will be payable by us even if the Offer and Merger are not completed.
If our pending acquisition by Murata does not close, the price of our common stock likely will decline.
The Per Share Amount of $4.50 represents approximately a 266% premium to the closing price of our common stock of $1.23 per share on February 14, 2022, immediately prior to announcement of our pending acquisition by Murata, a 227% premium to the 20 trading day volume weighted average stock price of our common stock, and a 157% premium to the 60 trading day volume weighted average stock price of our common stock. If the Offer and Merger do not close and the Merger Agreement is terminated, our stock price likely will decline to or below the prices in effect prior to announcement of our pending acquisition.
Following announcement of the Merger Agreement and commencement of the Offer, numerous lawsuits have been filed against us and members of our Board of Directors, which could delay or prevent consummation of the Offer and the Merger and could have a material adverse effect on our business, results of operations and financial condition.
Numerous lawsuits have been filed against us and members of our Board of Directors and executives, as described in Item 3-Legal Proceedings. These lawsuits seek, among other things, an order enjoining consummation of the Offer and the Merger, rescission of such transactions if they have already been consummated or rescissory damages, and awards of attorneys’ and experts’ fees. These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations. We and our officers and directors believe that the claims asserted in the lawsuits are without merit and intend to vigorously defend our positions. However, a negative outcome in any lawsuit could have a material adverse effect on us if it results in preliminary or permanent injunctive relief or rescission of the transactions contemplated by the Merger Agreement. In addition, although we have directors and officers liability insurance, we anticipate that we will incur significant expense within our self-insured retention under that insurance. We are not currently able to predict the outcome of any of the lawsuits with any certainty. Additional lawsuits arising out of or relating to the transactions contemplated by the Merger Agreement may be filed in the future.
We may require additional capital to continue operations in the future, which capital may not be available on terms acceptable to us, if at all.

As of December 31, 2021, our accumulated deficit totaled $186.9 million. During 2021 our net loss totaled $36.0 million and we used $22.1 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2021 we had cash and cash equivalents of $21.2 million. In the absence of additional customer contracts, we believe these cash resources, along with anticipated cash generated from existing customer contracts, will provide sufficient funding into the third quarter of 2022. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. We may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
We have a history of operating losses and we may never achieve or maintain profitability or positive cash flows.
We have a limited operating history and utilize planned milestones for investors to evaluate our progress. We have generated minimal revenues and we have a history of losses from operations with an accumulated deficit as of December 31, 2021 of $186.9 million. Our operations have been funded primarily with initial capital contributions, proceeds from the sale of equity securities and debt. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to refine existing technology, develop new technology, improve our operating infrastructure or acquire complementary businesses and technologies.  Our ability to generate revenues and achieve profitability and, ultimately, positive cash flows, may depend on whether we can obtain additional capital when we need it and will depend on whether we continue to refine our technology and find additional customers who will license our designs.  There can be no assurance that we will ever generate meaningful revenues, or that the revenues we do generate will be sufficient to achieve profitability and positive cash flows.
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
We are a solutions company, providing designs based on our WaveX™ software platform, intellectual property and design team. We license our designs to manufacturers of RFFEs, RFFE sub-systems and components for mobile devices.  If our designs do not achieve widespread market acceptance among RFFE manufacturers, we will not be able to generate the revenue necessary to support our business.
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

We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. Although no material impairment or other effects have been identified to date related to the COVID-19 pandemic, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

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

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions, war, acts of terrorism, pandemic events and the spread of disease, all of which are outside of our control and could disrupt manufacturing or other operations. For example, our Goleta and San Mateo operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues, safety issues, natural disasters, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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

ITEM 1B.               UNRESOLVED STAFF COMMENTS
None.
ITEM 2.                        PROPERTIES
We maintain our principal office in Austin, Texas. We lease approximately 27,000 square feet of office and laboratory space, in Goleta, California under a lease that expires in November 2024 and provides us with one option to renew for an additional five years. Until January 2022, we leased an additional 5,250 square feet of office space in Burlingame, California, which was used by members of our technical team resident in the San Francisco Bay area. The lease expired in January 2022 and we replaced the Burlingame facility with a sublease of approximately 8,400 square feet of office space in San Mateo, California under a sublease agreement that is effective January 2022 and expires January 31, 2023 and provides us with the option to renew for one additional year. We also lease space for our international operations in Anyang, South Korea. We believe our current facilities are sufficient for our current operations, and that suitable additional space will be available to accommodate our anticipated growth.
ITEM 3.                        LEGAL PROCEEDINGS
Pending Lawsuits
    Following announcement of the Merger Agreement and commencement of the Offer, the following lawsuits have been filed against the Company and members of the Company’s Board of Directors and certain members of senior management:
United States District Court Stockholder Litigation
On March 1, 2022, Danny Key, a purported stockholder of the Company, filed a complaint against the Company and each member of the Company’s Board of Directors in the United States District Court for the Southern District of New York, captioned Danny Key vs. Resonant, Inc., et al., Case No. 1:22-cv-01708 (the “Key Complaint”). The Key Complaint alleges that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act by omitting and/or misrepresenting material information in the Solicitation/Recommendation Statement on Schedule 14D-9 of Resonant Inc. filed with the SEC on February 28, 2022 (the “Schedule 14D-9”) (concerning, among other things, the sale process, the Company’s financial projections, and financial valuation analyses provided by the Company’s financial advisors) in connection with the proposed transaction contemplated by the Offer. The Key Complaint seeks, among other things, an order enjoining consummation of the transaction; rescission or rescissory damages in the event the transaction is consummated; an order directing the Board of Directors to disseminate a revised Schedule 14D-9; and an award of plaintiff’s costs, including reasonable allowance for attorneys’ fees and experts’ fees.
Between March 4, 2022 and March 11, 2022, five additional complaints were filed in federal district court in New York and one additional complaint was filed in federal district court in Pennsylvania, in each case by purported stockholders of the Company: (i) Miles Weiss vs. Resonant, Inc., et al., Case No. 1:22-cv-01202-FB-PK (E.D.N.Y.) (the “Weiss Complaint”), (ii) Brian Jones vs. Resonant, Inc., et al., Case No. 1:22-cv-01855 (S.D.N.Y.) (the “Jones Complaint”), (iii) Ken Callen vs. Resonant, Inc., et al., Case No. 1:22-cv-01903 (S.D.N.Y.) (the “Callen Complaint”), (iv) Thomas Valenti vs. Resonant, Inc., et al., Case No. 1:22-cv-01244 (E.D.N.Y.) (the “Valenti Complaint”), (v) Benny Ruff vs. Resonant, Inc., et al., Case No. 2:22-cv-00861(E.D. Pa.) (the “Ruff Complaint”), and (vi) Jeffrey D. Justice, II vs. Resonant Inc. et al., Case No. 1:22-cv-01353 (E.D.N.Y.) (the “Justice Complaint”). The Weiss Complaint was voluntarily dismissed by the plaintiff on March 11, 2022.
Each of the Jones Complaint, the Valenti Complaint, the Ruff Complaint and the Justice Complaint asserts claims under Sections 14(e), 14(d), and 20(a) of the Exchange Act, and Rule 14d-9 promulgated thereunder, alleging, among other things, that defendants omitted certain material facts related to the transaction from the Schedule 14D-9. The Callen Complaint, which asserts claims under Sections 14(e) and 20(a) of the Exchange Act, alleges, in addition, that the disclosure regarding the Company’s financial projections is false and misleading in view of alleged prior statements by the Company on certain earnings calls. Each of the Jones Complaint, the Valenti Complaint, the Callen Complaint, the Ruff Complaint and the Justice Complaint seeks, among other things, to enjoin the defendants from consummating the transaction, rescissory damages should the transaction not be enjoined, and an award of attorneys’ fees and experts’ fees.
The Company and the Board believe that the allegations in each of the foregoing complaints are without merit and intend to defend their position. However, a negative outcome in any lawsuit could have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. In addition, although the Company has directors and officers liability insurance, the Company anticipates that it will incur significant expense within its self-insured retention under that insurance. The Company is not currently able to predict the outcome of any of the lawsuits with any certainty. Additional lawsuits may be filed against the Company, the Board of Directors or management in connection with the Merger Agreement and the Schedule 14D-9.
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
Holders of Record
As of December 31, 2021, we had 19 holders of record of our common stock.  The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Under the Merger Agreement described in "Part I - Business - Merger Agreement," we are precluded from paying dividends on our common stock while that agreement remains in effect.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.

ITEM 6.                        [Reserved]

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
    We plan to continue to develop IP associated with high frequency/high-wide bandwidth filters (XBAR®-based filters), to expand our IP and trade secret libraries, and further the development of our WaveX™ multi-physics EDA platform. During the third quarter of 2019, we completed an investment and commercial agreement with Murata Manufacturing Co., Ltd., the first collaboration agreement leveraging our XBAR® IP. During 2020 we continued the development of filters under the commercial agreement, resulting in completion of the second milestone ahead of schedule in October. This milestone is significant as it recognizes achieving predetermined target performance, packaging and initial reliability. We expanded our relationship further by entering into agreements with Murata Manufacturing Co., Ltd., for the development of additional 5G XBAR® RF filters. In all licensing arrangements with our customers we intend to retain ownership of our technology, software, designs and related improvements. Our goal is to establish and leverage alliances with new and existing customers, who will help grow the market for our designs by integrating them with their own proprietary technology and products, or by using our software products for their own designs, thus combining their own particular strengths with ours to provide an extensive array of solutions. We continue to expand our foundry program, which allows fabless companies to enter into the filter business quickly and efficiently. It is through this foundry program that we expect to engage OEM’s and Independent Design House's (IDH's) directly to provide a significant cost and time to market advantage.
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

Merger Agreement
On February 14, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Resonant, Murata Electronics North America, Inc., a Texas corporation (“Murata”), and PJ Cosmos Acquisition Company, Inc., a Delaware corporation and wholly owned subsidiary of Murata (“Purchaser”). Murata is a wholly-owned subsidiary of MMC.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on February 28, 2022 Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of Resonant’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $4.50 per Share, net to the tendering stockholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into Resonant (the “Merger”), and Resonant will survive the Merger as a wholly-owned subsidiary of Murata. At the effective time of the Merger (the “Effective Time”), each outstanding Share (other than Shares held by (i) Resonant, Murata or their respective subsidiaries immediately prior to the Effective Time and (ii) stockholders of Resonant who have properly and validly perfected their statutory appraisal rights under the Delaware General Corporation Law (“DGCL”)) will automatically be converted into the right to receive the Per Share Amount on the terms and subject to the conditions set forth in the Merger Agreement.

The initial expiration date of the Offer is the time that is one minute following 11:59 p.m., New York City time, on March 25, 2022, subject to extension in certain circumstances as required or permitted by the Merger Agreement and applicable law. The Offer is subject to the satisfaction of customary conditions, including, among others, that (i) at least that number of Shares validly tendered and not withdrawn (other than Shares tendered by guaranteed delivery where actual delivery has not occurred), when added to any Shares already owned by Murata or any of its controlled subsidiaries, if any, equal a majority of the outstanding Shares as of immediately prior to the time at which Purchaser first accepts for payment the Shares tendered in the Offer, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the other conditions set forth in Annex A to the Merger Agreement have been satisfied or waived.
The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger upon the collective ownership by Murata, Purchaser and any other subsidiary of Murata of one share more than 50% of the number of Shares that are then issued and outstanding, and if the Merger is so effected pursuant to Section 251(h) of the DGCL, no stockholder vote will be required to consummate the Merger.
The Merger Agreement places limitations on Resonant’s ability to engage in certain types of transactions without Murata’s consent during the period between the signing of the Merger Agreement and the Effective Time. During this period, Resonant may not raise additional capital through the sale of securities or incur debt. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, Resonant generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber our assets.
The Merger Agreement contains certain termination rights for each of us and Murata. Among such rights, and subject to certain limitations, either Resonant or Murata may terminate the Merger Agreement if the Offer is not completed by June 14, 2022, which date may be extended to August 14, 2022 under certain circumstances. The Merger Agreement also provides that upon termination of the Merger Agreement under specified circumstances, we may be required to pay Murata a termination fee of $11.2 million or Murata may be required to pay us a termination fee of $15.0 million. In addition, upon termination of the Merger Agreement under specified circumstances, we may be required to reimburse Murata for up to $3.0 million of expenses. Any expenses we reimburses Murata would be offset against and reduce the amount of the termination fee otherwise payable by us to Murata.
The COVID-19 Pandemic
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
We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. Although no material impairment or other effects have been identified to date related to the COVID-19 pandemic, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

Revenues. Revenues consist primarily of the recognized portion of the transaction price associated with our contracts from customers recognized over time as the obligations under the terms of the contract are satisfied. Generally, the transaction price includes both upfront and milestone payments which we expect to receive in exchange for providing services. Revenues also include royalties from shipments of our licensed designs. For the years ended December 31, 2021 and 2020, we recognized $2.2 million and $3.2 million, respectively, of revenue. We derive a substantial majority of our revenues from a major Tier 1 RF filter manufacturer. We have recorded $6.8 million of deferred revenue as of December 31, 2021, which we expect to recognize over the remainder of the contracts, generally the next four years. Additionally, we expect to continue to recognize sales-based royalty revenue from our license agreements.
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
Research and development expenses increased $3.4 million from $19.5 million in 2020 to $22.9 million in 2021.  The increase was the result of higher development costs of $1.8 million related to our WaveX™ and XBAR® technology development, $0.4 million of increased legal and other expenses related to our patent strategy program, and $1.6 million increase in employment costs and compensation expense associated with headcount increases, offset by a decrease of $0.3 million of severance related to a restructuring that occurred in the first quarter of 2020. We anticipate that our research and development expenses will continue to increase due to higher development costs and additional headcount.
Sales, Marketing and Administration Expenses. These expenses relate to our sales and marketing efforts and our back-office support and include compensation costs of employees and consultants, including stock-based compensation. They also include expenses for facilities, travel expenses, telecommunications, investor relations, insurance and professional fees.
Sales, marketing and administration expenses increased $3.1 million, from $12.1 million in 2020 to $15.2 million in 2021. The increase was primarily a product of increased compensation expenses for employees and consultants of $2.0 million, increased travel expense of $0.1 million as COVID restrictions have started to lift and other increased operating expenses including insurance, investor relations, legal and accounting of $0.9 million . We anticipate that our sales, marketing and administration expenses may continue to increase as a result of anticipated growth.
Interest and Investment Income.  Interest and investment income decreased from $66,000 in 2020 to zero in 2021 primarily due to decreased cash and investment balances and lower interest rates. We expect interest income to fluctuate in proportion to our cash and investment balances.
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
As of December 31, 2021, we have raised aggregate gross proceeds of $155.9 million through the use of loans, convertible debt and sales of equity pursuant to our initial public offering, secondary underwritten offerings, an at-the-market equity program, private placement financings, and the exercise of warrants and stock options.
We had current assets of $21.9 million and current liabilities of $7.0 million as of December 31, 2021, resulting in working capital of $14.9 million. This compares to working capital of $19.8 million as of December 31, 2020. The change in working capital is primarily the result of use of cash in our normal business operations offset by the proceeds from the issuance of equity.
    As of December 31, 2021, our accumulated deficit totaled $186.9 million. In the year ended December 31, 2021 our net loss totaled $36.0 million and we used $22.1 million of cash for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2021 we had cash and cash equivalents of $21.2 million. In the absence of additional customer contracts, we believe these cash resources, along with anticipated cash generated from existing customer contracts, will provide sufficient funding into the third quarter of 2022. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. As further described above, on February 14, 2022, the Company entered into a Merger Agreement for our proposed acquisition by Murata. If the merger is unable to be completed, we may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Merger Agreement for our proposed acquisition by Murata, described in the introduction to this management's discussion and analysis, places certain limitations on our use of cash and on our ability to raise capital through the sale of equity securities or incurrence of debt.
Cash Flow Analysis
Operating activities used cash of $20.1 million in 2021 and $21.6 million in 2020.  The decrease is primarily the result of an increase in non-cash items, deferred revenue and salary accruals, partially offset by an increase in net loss primarily driven by an increase in operating expenses.
Investing activities used cash of $2.0 million in 2021 and $1.6 million in 2020. In both years, the cash used was a result of purchases of property and equipment and expenditures for patents.
Financing activities provided cash of $18.2 million in 2021 and $37.5 million in 2020. The cash provided in 2021 was the result of proceeds from the sales of equity securities from our at-the-market program and exercises of stock options. The cash provided in 2020 was the result of proceeds from the sales of equity securities from an underwritten public offering and from our at-the-market program.
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
Our material cash requirements include the following contractual and other obligations.
Purchasing Commitments
We have non-cancelable purchasing commitments that we incur in the ordinary course of business. The purchase commitments covered by these agreements are for less than one year and aggregate to $0.7 million as December 31, 2021.
Operating Lease Commitments

We lease various office facilities, including our corporate headquarters in Austin, Texas, as well as our offices in Goleta, California, San Mateo, California and Anyang, South Korea under operating lease agreements. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. As of December 31, 2021, we had operating lease payment obligations of $1.7 million, with $0.6 million payable within 12 months.
Finance Lease Commitments
We have one finance lease for lab equipment. As of December 31, 2021, we had finance lease payment obligations of $0.2 million, with $0.1 million payable within 12 months.
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
Revenue is recognized upon the transfer of control of promised goods or services to the customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We are required to use estimates to determine the transaction price in the contract as well as the time over which we will satisfy the performance obligations. The determination of the transaction price may include estimates of amounts we expect to receive, including milestones that we may achieve which would result in additional payments upon achievement. These estimates are used for recognition of our revenue primarily related to upfront non-refundable fees received in connection with filter design projects with customers. Our performance obligation is to design a licensable filter in accordance with customer specifications. For the years ended December 31, 2021 and 2020, the majority of our revenue was recognized over time as services were provided. We recognize revenue over the course of the estimated design development phase based on efforts expended to date. Significant estimation is involved in determining the efforts that will be expended for the contract duration. The estimation of costs over the contract period have a material impact on the revenue we recognize over the contract period and they require significant judgement on the part of management. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Resonant Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Resonant Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and expects to continue to incur significant losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of labor costs to be incurred for the Murata contracts
As discussed in Notes 2 and 3 to the consolidated financial statements, in September 2019 the Company entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd (Murata), and in September 2021 the Company entered into an addendum to this agreement with Murata. Under the Murata agreements, the Company enters individual statements of work for the design and development of products, which the Company identifies as separate contracts (the agreements and related statements of work are collectively referred to as the Murata Contracts). The Company recognizes revenue for the performance obligations in the Murata Contracts over the estimated design development period based on the level of effort expended, as measured by costs incurred relative to total expected costs, as the services are performed. Revenue for the Murata Contracts is recognized over time and represented a substantial majority of total revenues of $2.2 million for the year ended December 31, 2021.
We identified the evaluation of the estimate of labor costs to be incurred for the Murata Contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the estimates of remaining labor costs to complete the performance obligations in the Murata Contracts due to a high degree of estimation uncertainty.
The following are the primary procedures we performed to address this critical audit matter:
•we inquired of operational and financial personnel of the Company to evaluate progress to date, the estimate of remaining labor costs to be incurred, and factors impacting the amount of time and cost to complete the performance obligations in the Murata Contracts, including the assessment of the nature and complexity of the work to be performed
•we inspected correspondence, if any, between the Company and Murata as part of our evaluation of contract progress
•we compared the Company’s original or prior period estimate of labor costs to be incurred to the actual labor costs incurred to-date plus the estimate of remaining labor costs to be incurred to assess the Company’s ability to accurately estimate labor costs.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Irvine, California
March 14, 2022

RESONANT INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,206	$24,968
Accounts receivable	48	208
Prepaid expenses and other current assets	636	511
Restricted cash	55	—
TOTAL CURRENT ASSETS	21,945	25,687
NONCURRENT ASSETS
Property and equipment, net	1,306	1,583
Intangibles, net	2,639	2,119
Restricted cash	—	105
Goodwill	878	911
Operating lease right-of-use assets	1,380	2,012
Financing lease right-of-use asset	160	201
Other assets	53	112
TOTAL NONCURRENT ASSETS	6,416	7,043
TOTAL ASSETS	$28,361	$32,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,144	$982
Accrued expenses	308	449
Accrued salaries and payroll related expenses	3,079	1,970
Deferred revenue, current portion	1,907	1,721
Operating lease liabilities, current	525	699
Financing lease liability, current	41	30
TOTAL CURRENT LIABILITIES	7,004	5,851
LONG-TERM LIABILITIES
Deferred revenue, net of current portion	4,889	62
Operating lease liabilities, net of current portion	1,078	1,589
Financing lease liability, net of current portion	134	175
TOTAL LIABILITIES	13,105	7,677
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 authorized and 66,999,853 outstanding as of December 31, 2021 and 59,128,356 outstanding as of December 31, 2020	67	59
Preferred stock, $0.001 par value, 3,000,000 shares authorized and none outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	202,014	175,813
Accumulated other comprehensive income	51	87
Accumulated deficit	(186,876)	(150,906)
TOTAL STOCKHOLDERS’ EQUITY	15,256	25,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,361	$32,730
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31, 2021	Year Ended December 31, 2020
REVENUES	$2,178	$3,160
OPERATING EXPENSES
Research and development	22,935	19,477
Sales, marketing and administration	15,197	12,150
TOTAL OPERATING EXPENSES	38,132	31,627
NET OPERATING LOSS	(35,954)	(28,467)
OTHER INCOME (EXPENSE)
Interest and investment income	—	66
Interest and other expense	(15)	(12)
TOTAL OTHER INCOME	(15)	54
LOSS BEFORE INCOME TAXES	(35,969)	(28,413)
Provision for income taxes	1	1
NET LOSS	$(35,970)	$(28,414)

Foreign currency translation adjustment, net of tax	$(36)	$86
COMPREHENSIVE LOSS	$(36,006)	$(28,328)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.58)	$(0.55)
Weighted average shares outstanding — basic and diluted	62,480,340	51,254,329
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	33,156	$33	$132,214	$(122,492)	$1	$9,756
Vesting of restricted stock units	2,183	2	—	—	—	2
Stock-based compensation	—	—	6,166	—	—	6,166
Sales of common stock, net of offering costs	23,776	24	37,423	—	—	37,447
Exercise of warrants	7	—	—	—	—	—
Exercise of stock options	6	—	10	—	—	10
Net loss	—	—	—	(28,414)	—	(28,414)
Foreign currency translation adjustment	—	—	—	—	86	86
Balance, December 31, 2020	59,128	59	175,813	(150,906)	87	25,053
Vesting of restricted stock units	2,174	1	—	—	—	1
Stock-based compensation	—	—	7,930	—	—	7,930
Sales of common stock, net of offering costs	5,593	7	17,979	—	—	17,986
Exercise of stock options	105	—	292	—	—	292
Net loss	—	—	—	(35,970)	—	(35,970)
Foreign currency translation adjustment	—	—	—	—	(36)	(36)
Balance, December 31, 2021	67,000	$67	$202,014	$(186,876)	$51	$15,256
See Notes to Consolidated Financial Statements

RESONANT INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,970)	$(28,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	1,000
Stock-based compensation	7,954	5,824
Patent write-offs	641	383
Other	1	6
Operating lease right-of-use asset amortization	632	602
Finance lease right-of-use asset amortization	41	—
Changes in assets and liabilities:
Accounts receivable	160	(130)
Prepaids and other current assets	(125)	(134)
Other assets	59	(44)
Accounts payable	298	(245)
Accrued expenses	(106)	19
Accrued salaries and payroll related expenses	1,085	(55)
Operating lease liabilities	(685)	(501)
Deferred revenue	5,013	52
Net cash used in operating activities	(20,102)	(21,637)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(707)	(705)
Expenditures for patents	(1,254)	(881)
Net cash used in investing activities	(1,961)	(1,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the sale of common stock	18,614	40,173
Offering costs in connection with the sale of common stock	(628)	(2,726)
Principal payments on finance lease	(30)	—
Proceeds from exercises of stock options	293	10
Net cash provided by financing activities	18,249	37,457
Effects of currency translation on cash, cash equivalents and restricted cash	2	1
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,812)	14,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	25,073	10,838
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$21,261	$25,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for taxes	$1	$2
Cash paid for interest	$7	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in settlement of accrued salaries and payroll related expenses	$442	$343
Property and equipment included in accounts payable	$67	$193
Property and equipment included in accrued expenses	$33	$68
Patents included in accounts payable	$210	$224
Finance lease liability included in accounts payable	$4	$—
Property acquired through finance lease obligation	$—	$204
Operating lease assets obtained in exchange for new lease liabilities	$—	$114

    The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$21,206	$24,968
Restricted cash	55	105
Total cash, cash equivalents and restricted cash	$21,261	$25,073

See Notes to Consolidated Financial Statements

RESONANT INC.
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS
Overview
Resonant Inc. is a late-stage development company located in Austin, Texas, with offices in Goleta, California, San Mateo, California and Anyang, South Korea.  We were incorporated in Delaware in January 2012 as a wholly owned subsidiary of Superconductor Technologies Inc., or STI. Resonant LLC, a limited liability company, was formed in California in May 2012. We changed our form of ownership from a limited liability company to a corporation in an exchange transaction in June 2013, when we commenced business. We are the successor of Resonant LLC.  We completed our initial public offering, or IPO, on May 29, 2014. On July 6, 2016 we acquired all of the issued and outstanding capital stock of GVR Trade S.A, or GVR. GVR is a wholly owned subsidiary of Resonant Inc. The company operates in one market and segment, the radio frequency filter design industry.
    The innovative software platform we continue to develop is based on fundamentally new technology that we call WaveX™, to configure and connect resonators, the building blocks of RF filters. Currently, we are leveraging WaveX™ to develop designs targeted for either the Surface Acoustic Wave (SAW) or Temperature Compensated, Surface Acoustic Wave (TC-SAW) manufacturing processes. We also enabled WaveX™ for BAW designs, which has resulted in our invention of a novel resonator structure based on a combination of interdigital transducer (IDT) and piezoelectric layer, XBAR®, which exhibits performance parameters suitable for 5G,5-7GHz WiFi and UWB applications - high frequency operation, large bandwidth and high power reliability.
Using WaveX™ we have developed an IP portfolio of more than 415 patents filed or issued, with more than 265 filed or issued targeting XBAR®, 5G and high frequency WiFi applications. In addition, with continued requirements for increasing numbers of filter designs our innovative software platform addresses the need for increased designer efficiency, reduced time to market and lower unit costs in the designs of filters for radio frequency, or RF Front-Ends for the mobile device, Customer Premise Equipment (CPE) and Infrastructure industries.  The RF Front-End, or RFFE, is the circuitry responsible for analog signal processing and is located between the device’s antenna and its digital circuitry.  Filters are a critical component of the RFFE used to select desired radio frequency signals and reject unwanted signals.
    We believe licensing our designs is the most direct and effective means of validating our IP and IP related libraries and demonstrating the power and accuracy of our WaveX™ multi-physics EDA platform.  Our target customers make part, or all of, the RFFE.  We intend to retain ownership of our IP, trade secrets and designs, and we expect to be compensated through license fees and royalties either prepaid at contract inception or based on sales of RFFE filters that incorporate our IP, trade secrets and designs.
Capital Resources and Liquidity
    As of December 31, 2021, our accumulated deficit totaled $186.9 million. In the year ended December 31, 2021 our net loss totaled $36.0 million and we used $22.1 million of cash and investments for operating activities, the purchase of property and equipment and expenditures for patents. To date we have not generated significant revenues to enable profitability. We expect to continue to incur significant losses. These factors raise substantial doubt regarding our ability to continue as a going concern. At December 31, 2021 we had cash and cash equivalents of $21.2 million. In the absence of additional customer contracts, we project these cash resources, along with anticipated cash generated from existing customer contracts, will provide sufficient funding into the third quarter of 2022. We are subject to the risks and uncertainties associated with a new business. Our continuance as a going concern is dependent on future profitability. We are actively pursuing expanding our technology portfolio, increasing our revenue opportunities by completing deliverables under current customer contracts and entering into new customer contracts, and efficiently managing operations and exploring cost saving opportunities. We may not be successful in these efforts. As further described in Note 15 - Subsequent Events, on February 14, 2022 we entered into a Merger Agreement for our proposed acquisition by Murata. If the merger is unable to be completed, we may need to seek to raise additional capital from the sale of equity securities or incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all in which case we might be forced to make substantial reductions in our operating expenses which could adversely affect our ability to implement our business plan and ultimately our viability as a company. Even if available, such capital may be dilutive to existing stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Significant estimates made in preparing these financial statements include (a) assumptions to calculate the fair values of financial instruments, warrants and equity instruments and other liabilities and the deferred tax asset valuation allowance; (b) the useful lives for depreciable and amortizable assets and (c) the estimated efforts to be expended, as well as our ability to achieve milestones, in connection with our revenue contracts. Actual results could differ from those estimates. Additionally, the global economic effects resulting from the COVID-19 pandemic may cause changes to estimates that would have a material impact on our financial statements, particularly with respect to timing of revenue recognition due to delays in meeting our performance obligations. As of the date of issuance of these financial statements, our results of operations have not been significantly impacted by the COVID-19 pandemic, however, we continue to monitor the situation. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included.
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
Restricted Cash—Restricted cash at December 31, 2021 and 2020 consists of a pledged mutual fund account which is held as collateral against a letter of credit issued in May 2018 in connection with the lease of our offices in Goleta, California. The letter of credit was reissued in November 2020 due to a change in the property owner. No changes were made to the terms of the letter of credit. The terms of the letter of credit allow for a step-down of $50,000 annually upon performance of certain events, primarily no late or defaulted payments. See also Note 9 - Leases, for further details.
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
Accounts Receivable—Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact collectability of the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at December 31, 2021 and 2020.
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
Intangible Assets, net—Intangible assets are recorded at cost and amortized over the useful life. In the case of business combinations, intangible assets are recorded at fair value. At December 31, 2021 and 2020, intangible assets, net, includes patents and a domain name and other intangible assets purchased as part of our acquisition of GVR, including customer relationships, technology and a trademark. We capitalize certain patent filing costs up to the point of issuance and then amortize the cost over the life of the patent. Costs associated with maintenance or renewal of existing patents are expensed as incurred. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In certain cases, patents may expire or be abandoned as they no longer have a probable economic value. In such cases we write off the capitalized patent costs as patent abandonment costs which are included in research and development expenses.
Goodwill—Goodwill represents the difference between the price paid to acquire GVR and the fair value of the assets acquired, net of assumed liabilities. We review goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Revenue Recognition—Revenue is recognized upon the transfer of control of promised goods or services to customers, generally over time, in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue consists primarily of the recognized portion of up-front, non-refundable, prepaid royalties received in connection with filter design projects with customers. Our performance obligations include material rights of the customer for future designs and also current obligations to design a licensable filter in accordance with customer specifications. The license of any completed design is considered part of the performance obligation as the design and licensing of the filter are highly interdependent. We recognize revenue from our design services based on efforts expended to date. At the end of each reporting period, we reassess our measure of progress and adjust revenue when appropriate. We record the expenses related to these projects in the periods incurred and they are included in research and development expense.
We evaluate upfront non-refundable prepaid royalties associated with design development contracts to determine whether any of the prepaid amount is attributable to a material right of the customer, or if the payment is solely attributable to the current design contract. If a material right exists, then the upfront payment may require allocation of the amount between the amount attributable to the material right and the amount attributable to the current design contract. In cases that require allocation, we use estimated stand-alone selling prices, as well as other factors, to make the allocation. Amounts attributable to the material right of the customer are initially deferred and then once a design contract is entered into, they are combined with other payments in the contract and are considered the full transaction price for the contract. Upfront non-refundable prepaid royalties attributed to a design contract are generally recognized over a multi-year period of one to four years as that is the amount of time it generally takes us to develop a design; however, the actual amount of time depends on the complexity of the filter being designed. Contracts may also include milestone payments based upon the successful completion of certain deliverables. Milestone payments represent variable consideration, and we use the "most likely amount" approach to determine the amount we ultimately expect to receive.
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
We apply the exemptions available in ASC 606 to not disclose information about 1) remaining performance obligations that have original expected durations of one year or less and 2) variable consideration that is a sales-based or usage-based royalty. Our performance obligations related to material rights of the customer are expected to be performed in more than one year as the customer has discretion over the timing of entering into additional contracts.
    Research and Development—Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC Topic 730-10, Research and Development.
Operating Leases—We lease office space and research facilities under operating leases. Certain lease agreements contain free or escalating rent payment provisions.
We determine if an arrangement is a lease at lease inception. Operating leases are included in right-of-use (“ROU”) lease assets, other current liabilities (current portion of lease obligations), and long term lease obligations on our balance sheets. ROU lease assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. We evaluate renewal options at lease inception and on an ongoing basis, and include renewal options which we are reasonably certain to exercise in our expected lease term when classifying leases and measuring lease liabilities. We allocate the consideration between lease and non-lease components and exclude non-lease components from our recognized lease assets and liabilities.
Minimum lease payments, including scheduled rent increases, are recognized as lease expenses on a straight-line basis over the applicable lease term. We recognize lease expenses within research and development and sales, marketing and administration expenses on a straight-line basis over the lease term.

We are not party to any leases for which we are the lessor.
Finance Lease—The finance lease right-of-use asset represents our right to use an underlying asset for the lease term and the finance lease liability represents the present value of lease payments not yet paid. Interest expense on the finance lease is recorded over the lease term and is presented in interest expense, based on the effective interest method. The right-of-use asset is amortized over the term of the related lease.
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
In the case of award modifications, we recognize the effect of the modification in the period the award is modified.
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

NOTE 3—REVENUE RECOGNITION
Contract Liabilities - Our contract liabilities consist of deferred revenue, which represents the revenue associated with remaining performance obligations within our customer contracts. We classify contract liabilities as current or long-term based on the timing of the remaining performance obligations. Our contract liabilities are expected to be recognized over various periods of generally one to four years, but could be longer as certain performance obligations surrounding material rights of the customer are at the discretion of the customer. Deferred revenue, current and long-term, is separately stated in our consolidated balance sheets.
Summary of changes in contract liabilities for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Contract liabilities
Contract liabilities, beginning	$1,783	$1,731
Recognition of revenue included in beginning of year contract liabilities	(1,475)	(1,720)
Contract liabilities, net of revenue recognized on contracts during the period	6,688	1,772
Reversal of contract liabilities due to changes in transaction price	(200)	—
Contract liabilities, ending	$6,796	$1,783

We derive a substantial majority of our revenue from a single customer. Effective September 30, 2019 we entered into a collaboration and license agreement with Murata Manufacturing Co., Ltd. (Murata). Pursuant to the collaboration agreement, we have agreed with Murata to collaborate on the development of proprietary circuit designs using our XBAR® technology, and we licensed to Murata rights for products in four specific radio frequencies, or bands. Murata has agreed to pay us up to an aggregate of $9.0 million of total contract consideration in the form of pre-paid royalties for the licensed designs and certain other intellectual property developed in the collaboration, payable in installments over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata may terminate the collaboration agreement at any time upon thirty (30) days prior written notice to us.
Murata’s rights to our XBAR® technology are exclusive for a period of 30 months, through March 2022, during which period we may not grant to any third party the right to develop, make, have made, use, sell, offer for sale or import any filter or resonator produced through the use of the XBAR® technology for use in mobile communication devices.
Under the collaboration agreement, the first payment of $2.0 million was a non-refundable upfront payment received on October 11, 2019. The second payment of $2.5 million was received on September 29, 2020 upon the achievement of the second milestone. As of December 31, 2021 there is $4.5 million remaining potential contract consideration for the achievement of certain milestones outlined in the collaboration and license agreement.
On September 30, 2021, we entered into Addendum 1 to the collaboration agreement with Murata, which amends and supplements the collaboration agreement to provide for the development of XBAR®-based designs for up to four additional bands. For rights to these additional bands, Murata has agreed to pay us a $4.0 million non-refundable upfront payment, which was paid on November 10, 2021, and up to an aggregate of between $8.0 million and $36.0 million in pre-paid royalties and other fees, with the amount of the aggregate payments determined based on the complexity of the filter designs selected for development. The future payments will be made in two installments per band over a multi-year development period, with each installment conditional upon our achievement of certain milestones and deliverables acceptable to Murata in its discretion. Murata retains the right to terminate the collaboration agreement and addendum at any time upon thirty (30) days prior written notice to us. We evaluated whether or not Addendum 1 should be treated as a contract modification and we determined that Addendum 1 represented a separate contract and is not a modification to the existing contract. We also considered whether Addendum 1 provided material rights of the customer for future designs and determined that the customer does have material rights to enter into future design development contracts. We allocated the $4.0 million non-refundable upfront payment to each of the four bands at $1.0 million per band as the prepayment provides Murata with a material right to receive future services. Addendum 1 allows Murata with certain time periods in which to choose the next design. Once a design is chosen, the amount of time to complete the design can be up to three years but is highly dependent on the complexity of the chosen design. We entered into a contract for the first of the four designs in October 2021. Addendum 1 allows Murata to choose the second design no later than March 2022, the third design no later than December 2022 and the fourth design no later than March 2023.
Under the Murata agreements, we enter into individual statements of work for the designs, each of which have been identified as separate contracts. On October 31, 2021, Murata entered into the first statement of work under Addendum 1 for a total transaction price of $7.0 million. The first non-refundable upfront installment payment of $3.0 million related to this agreement was received on November 10, 2021.
In accordance with the guidance of ASC 606, we are required to evaluate the variable consideration within the contract, primarily the milestone payments, and assess the likelihood of achievement in determining our transaction price. Additionally, we must assess whether the variable consideration is constrained and whether recording such variable revenue may result in a significant reversal of revenue due to uncertainties. We continue to evaluate variable consideration for inclusion in the transaction price, and ultimately the revenue recognized, at each reporting period. We recognize revenue for the performance obligations in the Murata contracts over the estimated design development period based on the level of effort expended, as measured by costs incurred relative to total expected costs, as the services are performed. For the periods ended December 31, 2021 and 2020, we have determined that the milestone payments due upon achievement of certain performance criteria are constrained and are thus not included in the transaction price. Therefore, revenue related to those milestone payments has not been recognized. Revenue recognition related to each milestone payment will commence once the constraint is lifted. Consequently, revenue recognition related to the Murata contract will vary from quarter to quarter. During the years ended December 31, 2021 and 2020, we recognized $1.6 million and $2.7 million, respectively, of revenue related to the Murata contracts.
For the years ended December 31, 2021 and 2020, the majority of our revenue was recognized over time as services were provided. At December 31, 2021, deferred revenue totaled $6.8 million and will be recognized over the balance of the respective contracts, which is generally the next four years.
NOTE 4—PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Cost:
Computers, peripheral and scientific equipment	$2,331	$1,841
Software	2,307	2,307
Leasehold improvements	348	310
Office furniture and equipment	434	434
	5,420	4,892
Less: Accumulated depreciation and amortization	(4,114)	(3,309)
Property and equipment, net	$1,306	$1,583
Depreciation for the years ended December 31, 2021 and 2020 was $821,000 and $904,000, respectively. Cost basis of assets disposed for the years ended December 31, 2021 and 2020 was $16,000 and $233,000, respectively.

NOTE 5—INTANGIBLE ASSETS, NET, AND GOODWILL
Intangible assets include patent filing costs and other assets (domain name and other intangibles purchased from GVR, including customer relationships, technology and a trademark). Some of the patents were acquired from Superconductor Technologies Inc. as a result of an asset contribution and were recorded at their carryover basis of $216,000 and are being amortized over the remaining useful life of approximately one year as of December 31, 2021. Intangibles acquired as part of the purchase of GVR were initially recorded at their fair value and have been fully amortized. Patent filing costs related to issued patents are amortized over the estimated life of the patent, 11 to 20 years, once they are approved by their respective regulatory agency. There are $1.8 million of pre-issued patent costs not subject to amortization as of December 31, 2021. The domain name is being amortized over the approximate useful life of 10 years.

Intangible assets, net, consists of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Cost:
Patents	$2,738	$2,399
Other (1)	284	291
	3,022	2,690
Less: Accumulated amortization	(383)	(571)
Intangible assets, net	$2,639	$2,119
(1)    Includes the impact of foreign currency translation. The total impact at December 31, 2021 and 2020 was $7,000 and $17,000, respectively.
During the year ended December 31, 2021 and 2020, we expensed $641,000 and $383,000, respectively, related to patents we either abandoned or wrote off as the technology is no longer supported by our current technology. The expense is included in research and development expense.
Amortization of intangible assets was $79,000 and $96,000 for the years ended December 31, 2021 and 2020, respectively. The following table summarizes the estimated amortization expense relating to the intangible assets as of December 31, 2021 (in thousands):

Years ending December 31,
2022	$53
2023	52
2024	50
2025	50
2026	50
2027 and thereafter	561
Total amortization expense	$816
    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from GVR Trade. Goodwill is not amortized, but is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

The change in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance, January 1, 2020	$831
Effect of currency translation	80
Balance, December 31, 2020	$911
Effect of currency translation	(33)
Balance, December 31, 2021	$878

NOTE 6—WARRANTS
From time to time, we have issued warrants to purchase shares of common stock. These warrants have been issued in connection with financing transactions and for consulting services. Our warrants are subject to standard anti-dilution provisions applicable to shares of our common stock.
Consulting Warrant and Financing Warrant
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
There were no issued or outstanding warrants for the year ended December 31, 2021.

NOTE 7—STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
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
On August 14, 2020, we entered into an At-The-Market Equity Offering Sales Agreement pursuant to which we may offer and sell shares of our common stock from time to time (the "ATM equity program"). We initially registered the offer and sale of up to $25.0 million of our common stock under the ATM equity program in August 2020. In May 2021, we registered an additional $50.0 million of our common stock under the ATM equity program. During 2020 we sold an aggregate of 4,609,701 shares of common stock under the ATM equity program at an average price of $2.48 per share, for gross proceeds of $11.4 million and net proceeds of $11.0 million. During 2021 we sold an aggregate of 5,592,570 shares of common stock under the ATM equity program at an average price of $3.33 per share for gross proceeds of $18.6 million and net proceeds of $18.1 million. Offering costs, including commissions and other expenses, are reflected in net proceeds.
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

Earnings Per Share

The following table presents the number of shares excluded from the calculation of diluted net loss per share attributable to common stockholders as of December 31, 2021 and 2020:

	2021	2020
Common stock options	945,076	1,140,975
Non-vested restricted stock units	3,426,628	3,038,785
Total shares excluded from net loss per share attributable to common stockholders	4,371,704	4,179,760

NOTE 8— STOCK-BASED COMPENSATION
2014 Omnibus Incentive Plan
In January 2014, our board of directors approved the 2014 Omnibus Incentive Plan and amended and restated the plan in March 2014. Our stockholders approved the Amended and Restated 2014 Omnibus Incentive Plan, or the 2014 Plan, in March 2014. Our 2014 Plan initially permitted the issuance of equity-based instruments covering up to a total of 1,400,000 shares of common stock. Our board of directors and stockholders approved an increase of 1,300,000 shares in June 2016, an additional increase of 3,250,000 shares in June 2017, an additional increase of 4,000,000 shares in June 2019 and an additional increase of 5,000,000 shares in June 2020, bringing the total shares allowed under the plan to 14,950,000. As of December 31, 2021, there were 3,259,944 shares available to issue under the 2014 Plan.
Stock Options
Options granted in 2021 and 2020 have a term of ten years and vest quarterly over sixteen quarters. The options granted in 2021 had an aggregate grant date fair value of $20,000 and options granted in 2020 had an aggregate grant date fair value of $177,000 utilizing the Black-Scholes option valuation model.
We estimated the fair value of stock options awarded during the years ended December 31, 2021 and 2020 using the Black-Scholes option valuation model. The fair values of stock options granted for the years were estimated using the following assumptions:

	Option Grants Awarded During the Year Ended December 31, 2021	Option Grants Awarded During the Year Ended December 31, 2020
Stock Price	$5.31	$1.74 to $2.85
Dividend Yield	0%	0%
Expected Volatility	88%	70% to 83%
Risk-free interest rate	0.72%	0.36% to 1.52%
Expected Term	7 years	7 years
Stock-based compensation expense related to stock options was $166,000 and $236,000 for the years ended December 31, 2021 and 2020, respectively. Beginning January 1, 2021, we recognize forfeitures as they occur. For the year ended December 31, 2020, we applied a forfeiture rate of ten percent, which is reflected in our stock-based compensation expense related to stock options.
Stock Option Award Activity
The following is a summary of our stock option activity during the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Outstanding, January 1, 2021	1,140,975	$4.46	$2.81	5.69
Granted	5,000	5.31	4.04	9.04
Exercised	(105,098)	2.79	1.69	—
Canceled/Forfeited	(95,801)	4.90	3.02	—
Outstanding, December 31, 2021	945,076	$4.60	$2.92	4.68

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life In Years
Exercisable, January 1, 2021	955,302	$4.74	$2.96	5.10
Vested	74,198	3.44	2.32	6.66
Exercised	(105,098)	2.79	1.69	—
Canceled/Forfeited	(75,192)	5.55	3.35	—
Exercisable, December 31, 2021	849,210	$4.79	$3.02	4.32
As of December 31, 2021 there were 95,866 unvested stock options with a weighted average grant date fair value of $2.03.

The weighted-average grant date fair value per share of employee stock options granted during the year ended December 31, 2020 was $1.68. As of December 31, 2020 there were 185,673 unvested stock options with a grant date fair value of $2.05.
As of December 31, 2021, there was $162,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average vesting period of approximately 1.8 years. Both the aggregate intrinsic value of outstanding options and options exercisable as of December 31, 2021 was zero, as there were no options whose exercise price was less than the closing fair market value of our common stock of $1.71 per share. The total intrinsic value of options exercised in the year ended December 31, 2021 was $374,000. The aggregate intrinsic value of outstanding options and options exercisable as of December 31, 2020 were $170,000 and $130,000, respectively, representing options whose exercise price was less than the closing fair market value of our common stock of $2.65 per share. There were no excess tax benefits realized for tax deductions from stock options exercised during the years ended December 31, 2021 and 2020 as we have recorded a full valuation allowance against our deferred income taxes.
Restricted Stock Units Activity
We account for restricted stock units (RSUs) issued to employees and non-employees at fair value, based on the market price of our stock on the date of grant. RSUs issued in connection with our employee incentive programs typically vest within 10 days of grant. All other RSUs, primarily issued as long term incentives, generally vest annually over three to four years. During the years ended December 31, 2021 and 2020 we recorded $7.8 million and $5.5 million, respectively, of stock-based compensation related to restricted stock units.
    A summary of restricted stock unit activity for the year ended December 31, 2021 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2021	3,038,785	$2.53
Granted	2,851,443	4.38
Vested	(2,173,829)	3.51
Forfeited	(289,771)	3.88
Outstanding at December 31, 2021	3,426,628	$3.44

A summary of restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Number of Restricted Share Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2020	2,556,004	$3.38
Granted	3,091,206	2.04
Vested	(2,183,163)	2.82
Forfeited	(425,262)	2.57
Outstanding at December 31, 2020	3,038,785	$2.53
As of December 31, 2021, there was $8.6 million of unrecognized compensation expense related to unvested restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.1 years. For restricted stock unit awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. The total fair value of awards vested during the years ended December 31, 2021 and December 31, 2020 was $7.6 million and $6.2 million, respectively.
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

    Once earned, the restricted stock units vest 50% on the date such restricted stock units become earned and 50% on September 30, 2022. To determine the fair value of the award, we used a Monte Carlo simulation, which simulates future stock prices for the Company and, hence, shares vested, pursuant to the award. A key input into the model is the expected volatility for our stock. This estimate considered the historical volatility of our stock as well as the stock price volatility of guideline public companies. The fair value was determined to be $74,000 at the original grant date, and was $147,000 as of the modification date. For each of the years ended December 31, 2021 and 2020, we recognized $42,000 of stock compensation expense in connection with this award, which is included in sales, marketing and administration expenses. The unamortized expense related to this award is $31,500 and is expected to be recognized over 0.75 years.

    In December 2019, we granted 200,000 market-based restricted stock units to an executive. The restricted stock units are subject to the same market-based vesting requirements discussed for the award granted in August 2016 and modified in June 2019. The share price on the date of issuance was $2.15 per share and the fair value was determined to be $26,000 using a Monte Carlo simulation. For each of the years ended December 31, 2021 and 2020, we recognized $9,000 of stock compensation expense, in connection with this award, which is included in research and development expenses. The unamortized expense related to this award is $6,500 and is expected to be recognized over 0.75 years.

Incentive Bonus Awards

    We provide eligible employees, including executives, the opportunity to earn bonus awards upon achievement of predetermined performance goals and objectives. The purpose is to reward attainment of company goals and/or individual performance objectives, with award opportunities expressed as a percentage of base salary. Bonuses can be measured and paid quarterly and/or annually, and are paid in cash, equity or a combination of cash and equity, in the discretion of our compensation committee. If paid in the form of equity, the expense is included in the above disclosures for stock options or restricted stock units as applicable. As of December 31, 2021 and December 31, 2020, there were no accrued incentives that were settled in the form of equity.

Total stock-based compensation recorded in the consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020

Research and development	$3,779	$2,753
Sales, marketing and administration	4,175	3,071
Total stock-based compensation	$7,954	$5,824
NOTE  9—LEASES
We lease facilities under two non-cancelable operating leases. The leases expire between January 2022 and November 2024 and include renewal provisions for two to five years, provisions which require us to pay taxes, insurance, maintenance costs or provisions for minimum rent increases. We lease lab equipment under a finance lease. Additionally, we lease facilities and equipment under short-term agreements for a period of 12 months or less and recognize the payments straight-line over the lease term. All of the information presented below, with the exception of total lease costs, relates to our two non-cancelable operating leases and a finance lease with periods of 12 months or greater.
On May 1, 2020 we entered into an amendment for one of our non-cancelable facilities operating leases, under which certain rent payments were deferred and the term of the lease was extended by three months to November 30, 2024. The base rent was deferred for three months and the deferred amount will be repaid over the remaining balance of the modified lease term. In addition, operating expenses were deferred for three months and the deferred amount was paid upon true-up of operating expenses, which occurred in April 2021. We evaluated the amendment under the provisions of ASU No. 2016-02, Leases (Topic 842), as well as subsequently issued interpretive guidance, and elected to account for the concessions as if no changes to the lease contract were made. In our evaluation we considered the total amount of lease payments both before and after the amendment and determined they are substantially the same.
    One facility operating lease requires us to maintain a cash security deposit of $50,000 and also a $55,000 letter of credit in favor of the lessor. The letter of credit was originally for $200,000 at lease inception and steps down $50,000 at each anniversary date if there have been no monetary defaults. The letter of credit is secured by a pledge in favor of the issuing bank of a $55,000 mutual fund account which is classified as restricted cash in our balance sheet.
Lease renewal options are at our discretion. No renewal options have been recognized in our right-of-use assets and lease liabilities as of December 31, 2021. Our lease agreements do not require material variable minimum lease payments, residual value guarantees or restrictive covenants.
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

The Company's weighted average remaining lease term and weighted average discount rate as of December 31, 2021 is shown below:

Weighted average remaining lease term (years)
Operating leases	2.88
Finance lease	3.92
Weighted average discount rate (%)
Operating leases	4.75%
Finance lease	5.99%
    Minimum future maturities of lease liabilities recognized on the consolidated balance sheets as of December 31, 2021 (in thousands):

	Operating Leases	Finance Lease
2022	$586	$50
2023	584	50
2024	544	50
2025	—	46
Total minimum lease payments	$1,714	$196
Less: interest	(111)	(21)
Present value of minimum lease payments	$1,603	$175

Operating lease and non-lease costs were $1,219,000 for the year ended December 31, 2021, of which $804,000 and $415,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease and non-lease costs were $1,132,000 for the year ended December 31, 2020, of which $812,000 and $320,000 are included in research and development expenses and sales, marketing and administration expenses, respectively. Operating lease costs include short-term rents and other operating expenses.
    Cash paid for amounts included in the measurement of operating lease liabilities were $777,000 and $613,000 for the years ended December 31, 2021and 2020, respectively, which is included in operating activities in the consolidated statement of cash flows.
Finance lease amortization for the years ended December 31, 2021and 2020 was $41,000 and $3,000, respectively, and is included in research and development expenses.

NOTE  10—INCOME TAXES
The provision for income taxes by jurisdiction consists of the following as of December 31, 2021and 2020 (in thousands):

	2021	2020
U.S. federal:
Current	$—	$—
Deferred	—	—
Total U.S. federal	—	—

U.S. state and local:
Current	1	1
Deferred	—	—
Total U.S. state and local	1	1

Foreign:
Current	—	—
Deferred	—	—
Total foreign	—	—

Provision for income taxes	$1	$1
Income taxes differ from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) before income taxes as a result of the following (in thousands):

	2021	2020
Expected income tax benefit	$(7,554)	$(5,966)
State income tax (benefit), net of federal benefit	(2,812)	(1,961)
Valuation allowance	10,761	7,732
Permanent differences:
Stock options	255	353
Research & development credit	(617)	(560)
Adjustment to deferred taxes	(55)	400
Foreign rate differential	1	(1)
Other	22	4
Provision for income taxes	$1	$1
For each of the years ended December 31, 2021 and 2020 we recorded a net income tax provision of $1,000. Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities.

Deferred income tax consists of the following (in thousands):

	Balance, December 31, 2021	Balance, December 31, 2020
U.S. federal and state deferred tax assets—long term:
Accrued payroll	$200	$180
Accrued expenses	54	53
Fixed assets	36	17
Charitable contributions	28	14
Intangibles	473	431
Research & development credit	4,874	3,830
Net operating loss	44,772	35,279
Stock compensation	658	519
Lease liabilities	499	700
New jobs credit	8	8
Total long-term assets	51,602	41,031
Total deferred tax assets	51,602	41,031

U.S. federal and state deferred tax liabilities—long term:
Right of use assets	(432)	(621)
Total deferred tax liabilities	(432)	(621)
Net deferred tax assets - long term	51,170	40,410
Less: Valuation allowance	(51,170)	(40,410)
Net deferred tax assets	$—	$—

Foreign deferred tax assets—long term:
Net operating loss	$8	$6
Total foreign deferred tax assets	8	6
Less: Valuation allowance	(8)	(6)
Net deferred tax assets	$—	$—
    We recorded a full valuation allowance against our U.S. federal and state net deferred tax assets at December 31, 2021 and December 31, 2020. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC Topic 740, Income Taxes. Based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. For the year ended December 31, 2021, the valuation allowance increased by $10.8 million. For the year ended December 31, 2020, the valuation allowance increased by $7.7 million.
As of December 31, 2021, we had federal net operating loss carryforwards of approximately $159.4 million, state net operating loss carryforwards of approximately $162.1 million and foreign net operating loss carryforwards of $52,000 in Switzerland. In accordance with the 2017 Tax Act, the $112.5 million federal net operating loss carryforwards generated on or after January 1, 2018 will not expire and will be limited to 80% usage. The federal net operating loss carryforwards generated prior to January 1, 2018 will begin to expire in 2033, and the state net operating loss carryforwards will begin to expire in 2033. Our ability to utilize federal net operating loss carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Internal Revenue Code, occurs in the future. States may vary in its conformity to Section 382 of the Internal Revenue Code. In the event a change of ownership occurs, it will limit the annual usage of the carryforwards in future years. In 2014 and 2017 ownership changes, as defined in Section 382 of the Internal Revenue Code, occurred which resulted in annual limitations on our federal net operating loss carryforwards; however, we believe it is more likely than not that none of the federal net operating loss carryforwards will expire as a result of the limitations under Section 382.
We recognize interest and penalties related to income tax matters in income taxes, and there were none during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported.

ASC 740 guidance requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. For the year ended December 31, 2021, we had uncertain tax positions of $1.2 million as a result of research and development tax credits claimed on our annual tax returns. We had uncertain tax positions of $1.0 million for the year ended December 31, 2020.
Our annual income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment. Our judgments, assumptions and estimates relative to current income taxes take into account current tax laws, their interpretation of current tax laws and possible outcomes of future audits conducted by domestic tax authorities. We operate within federal and state taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve.  We are currently not being examined by any tax authorities. We are subject to taxation in the United States, California, Massachusetts and Switzerland. As of December 31, 2021, our tax years remain open to examination by the taxing authorities for all years since our incorporation in 2013.
NOTE 11—COMMITMENTS AND CONTINGENCIES
Purchase Commitments—We have non-cancelable purchasing commitments that we incur in the ordinary course of business. The purchase commitments covered by these agreements are for less than one year and aggregate to $0.7 million as of December 31, 2021.
Legal Proceedings—We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.
    Legal fees and other costs associated with such actions are expensed as incurred. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. Litigation accruals are recorded when and if it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. We evaluate developments in legal proceedings and other matters on a quarterly basis. As of December 31, 2021 and 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss. No losses have been recorded during the years ended December 31, 2021 and 2020, respectively, with respect to litigation or loss contingencies.
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

NOTE 12—RELATED PARTY TRANSACTIONS

    In August 2019, we entered into a consulting agreement with a member of our board of directors. Under the agreement, the board member would provide technical advisory services for cash payments totaling $50,000 paid in twelve equal monthly installments as well as an award of restricted stock units equal in value to $100,000 as of the grant date. In the event the board member continues to perform services in subsequent years, the Company will issue new grants equal to no less than $100,000 worth of restricted stock units in January of each additional year with such grants vesting at the end of each year so long as the services are still being provided. The agreement is cancellable at any time by either the Company or the board member. Services have continued to be provided since inception of the agreement. During the year ended December 31, 2021, we recorded expenses of $50,000 in connection with the cash compensation portion of the consulting agreement, which is included in research and development expenses. During the year ended December 31, 2020, we recorded expenses of $50,000 in connection with the cash compensation portion of the consulting agreement, which is included in research and development expenses. Additionally, during the year ended December 31, 2021, we recorded $100,000 related to the restricted stock unit awards, which is included in general and administrative expenses. During the year ended December 31, 2020, we recorded $102,000 related to restricted stock awards, which is included in general and administrative expense. As of December 31, 2021, there was $4,000 due to the board member under his consulting agreement.
In October 2021, we entered into a Sublease Agreement with Sonim Technologies, Inc. for approximately 8,416 square feet of office space in San Mateo, California to serve as a replacement to our current satellite office for employees residing in the San Francisco Bay area. The rent under the sublease is $12,500 per month. The term commences on January 17, 2022 and expires on January 31, 2023 with an option to renew the sublease for an additional one-year term for rent of $13,250 per month. Alan Howe, a member of our board of directors, is a director of Sonim Technologies, and Robert Tirva, a member of our board of directors, is an executive officer of Sonim Technologies.

NOTE 13—EMPLOYEE BENEFIT PLAN
We have a 401(k) Savings Retirement Plan that covers substantially all domestic employees who meet the plan’s eligibility requirements and provides for an employee elective contribution and employer matching contributions.
We recorded matching contributions to the retirement plan of $524,000 and $494,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 14—SEGMENTS AND GEOGRAPHIC INFORMATION

We operate in a single segment to design radio frequency filters. In making operating decisions, the Chief Operating Decision Maker, our Chief Executive Officer, primarily considers consolidated financial performance and allocates resources accordingly.

The table below presents our revenue by geographic area (in thousands) and is categorized based on the location of the customer.

	2021	2020
Japan	$1,598	$2,716
China	289	406
Other	291	38
Total revenue	$2,178	$3,160

NOTE 15—SUBSEQUENT EVENTS
Merger Agreement
On February 14, 2022, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among us and Murata Electronics North America, Inc. ("Murata"), and PJ Cosmos Acquisition Company, Inc. a wholly owned subsidiary of Murata ("Purchaser"). Murata is a wholly-owned subsidiary of Murata Manufacturing Co., Ltd.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on February 28, 2022 Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a purchase price of $4.50 per Share, net to the tendering stockholder in cash, without interest and less any required withholding taxes (the “Per Share Amount”). Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into us (the “Merger”), and we will survive the Merger as a wholly-owned subsidiary of Murata. At the effective time of the Merger (the “Effective Time”), each outstanding Share (other than Shares held by (i) Resonant, Murata or their respective subsidiaries immediately prior to the

Effective Time and (ii) stockholders of Resonant who have properly and validly perfected their statutory appraisal rights under the Delaware General Corporation Law (“DGCL”)) will automatically be converted into the right to receive the Per Share Amount on the terms and subject to the conditions set forth in the Merger Agreement.
The initial expiration date of the Offer is the time that is one minute following 11:59p.p., New York City time, on March 25, 2022, subject to extension in certain circumstances as required or permitted by the Merger Agreement and applicable law. The Offer is subject to the satisfaction of customary conditions, including, among others, that (i) at least that number of Shares validly tendered and not withdrawn (other than Shares tendered by guaranteed delivery where actual delivery has not occurred), when added to any Shares already owned by Murata or any of its controlled subsidiaries, if any, equal a majority of the outstanding Shares as of immediately prior to the time at which Purchaser first accepts for payment the Shares tendered in the Offer, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the other conditions set forth in Annex A to the Merger Agreement have been satisfied or waived.
The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger upon the collective ownership by Murata, Purchaser and any other subsidiary of Murata of one share more than 50% of the number of Shares that are then issued and outstanding, and if the Merger is so effected pursuant to Section 251(h) of the DGCL, no stockholder vote will be required to consummate the Merger.
    The Merger Agreement places limitations on our ability to engage in certain types of transactions without Murata’s consent during the period between the signing of the Merger Agreement and the Effective Time. During this period, we may not raise additional capital through the sale of securities or incur debt. Further, other than in transactions in the ordinary course of business or within specified dollar limits and certain other limited exceptions, we generally may not acquire other businesses, make investments in other persons, or sell, lease, or encumber our assets.
The Merger Agreement contains certain termination rights for Resonant and Murata. Among such rights, and subject to certain limitations, either Resonant or Murata may terminate the Merger Agreement if the Offer is not completed by June 14, 2022, which date may be extended to August 14, 2022 under certain circumstances.
The Merger Agreement contains certain termination rights for each of us and Murata. Among such rights, and subject to certain limitations, either Resonant or Murata may terminate the Merger Agreement if the Offer is not completed by June 14, 2022, which date may be extended to August 14, 2022 under certain circumstances. The Merger Agreement also provides that upon termination of the Merger Agreement under specified circumstances, we may be required to pay Murata a termination fee of $11.2 million or Murata may be required to pay us a termination fee of $15.0 million. In addition, upon termination of the Merger Agreement under specified circumstances, we may be required to reimburse Murata for up to $3.0 million of expenses. Any expenses we reimburses Murata would be offset against and reduce the amount of the termination fee otherwise payable by us to Murata.
Legal Proceedings
Following announcement of the Merger Agreement and commencement of the Offer, the following lawsuits have been filed against the Company and members of the Company’s Board of Directors and certain members of senior management:
United States District Court Stockholder Litigation
On March 1, 2022, Danny Key, a purported stockholder of the Company, filed a complaint against the Company and each member of the Company’s Board of Directors in the United States District Court for the Southern District of New York, captioned Danny Key vs. Resonant, Inc., et al., Case No. 1:22-cv-01708 (the “Key Complaint”). The Key Complaint alleges that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act by omitting and/or misrepresenting material information in the Solicitation/Recommendation Statement on Schedule 14D-9 of Resonant Inc. filed with the SEC on February 28, 2022 (the “Schedule 14D-9”) (concerning, among other things, the sale process, the Company’s financial projections, and financial valuation analyses provided by the Company’s financial advisors) in connection with the proposed transaction contemplated by the Offer. The Key Complaint seeks, among other things, an order enjoining consummation of the transaction; rescission or rescissory damages in the event the transaction is consummated; an order directing the Board of Directors to disseminate a revised Schedule 14D-9; and an award of plaintiff’s costs, including reasonable allowance for attorneys’ fees and experts’ fees.
Between March 4, 2022 and March 11, 2022, five additional complaints were filed in federal district court in New York and one additional complaint was filed in federal district court in Pennsylvania, in each case by purported stockholders of the Company: (i) Miles Weiss vs. Resonant, Inc., et al., Case No. 1:22-cv-01202-FB-PK (E.D.N.Y.) (the “Weiss Complaint”), (ii) Brian Jones vs. Resonant, Inc., et al., Case No. 1:22-cv-01855 (S.D.N.Y.) (the “Jones Complaint”), (iii) Ken Callen vs.

Resonant, Inc., et al., Case No. 1:22-cv-01903 (S.D.N.Y.) (the “Callen Complaint”), (iv) Thomas Valenti vs. Resonant, Inc., et al., Case No. 1:22-cv-01244 (E.D.N.Y.) (the “Valenti Complaint”), (v) Benny Ruff vs. Resonant, Inc., et al., Case No. 2:22-cv-00861(E.D. Pa.) (the “Ruff Complaint”), and (vi) Jeffrey D. Justice, II vs. Resonant Inc. et al., Case No. 1:22-cv-01353 (E.D.N.Y.) (the “Justice Complaint”). The Weiss Complaint was voluntarily dismissed by the plaintiff on March 11, 2022.
Each of the Jones Complaint, the Valenti Complaint, the Ruff Complaint and the Justice Complaint asserts claims under Sections 14(e), 14(d), and 20(a) of the Exchange Act, and Rule 14d-9 promulgated thereunder, alleging, among other things, that defendants omitted certain material facts related to the transaction from the Schedule 14D-9. The Callen Complaint, which asserts claims under Sections 14(e) and 20(a) of the Exchange Act, alleges, in addition, that the disclosure regarding the Company’s financial projections is false and misleading in view of alleged prior statements by the Company on certain earnings calls. Each of the Jones Complaint, the Valenti Complaint, the Callen Complaint, the Ruff Complaint and the Justice Complaint seeks, among other things, to enjoin the defendants from consummating the transaction, rescissory damages should the transaction not be enjoined, and an award of attorneys’ fees and experts’ fees.
The Company and the Board believe that the allegations in each of the foregoing complaints are without merit and intend to defend their position. However, a negative outcome in any lawsuit could have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. In addition, although the Company has directors and officers liability insurance, the Company anticipates that it will incur significant expense within its self-insured retention under that insurance. The Company is not currently able to predict the outcome of any of the lawsuits with any certainty. Additional lawsuits may be filed against the Company, the Board of Directors or management in connection with the Merger Agreement and the Schedule 14D-9.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established for smaller reporting companies.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.               OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors

The table below provides information regarding our directors as of March 14, 2022. There are no family relationships among any of our directors.

Name	Age	Director Since
Rubén Caballero	54	2019
Michael J. Fox	44	2016
George B. Holmes	59	2016
Alan B. Howe	60	2018
Jack H. Jacobs	76	2018
Joshua Jacobs	51	2018
Jean F. Rankin	63	2017
Robert Tirva	55	2018

Director Biographies

Rubén Caballero. Mr. Caballero has served as a member of our board of directors and as a technical advisor since August 2019. In April 2020, Mr. Caballero joined Microsoft Corporation, as Corporate Vice President of Engineering for Hardware Design and Technology, where his role is to oversee Mixed Reality and AI, enhancing the capabilities of Microsoft’s hardware products, including HoloLens and other special projects. In 2019, Mr. Caballero became a Technical Advisor to multiple startup companies in Silicon Valley including Humane Inc., Keyssa Inc. and Maui Imaging Inc. Since November 2019, Mr. Caballero has served as a member of the board of directors of Movano Inc. (Nasdaq; MOVE), a health-focused technology company developing a proprietary platform that uses radio frequency technology to enable the creation of low-cost and scalable sensors that are small enough to fit into a wearable and other small form factors. From 2005 to early 2019, Mr. Caballero served as Vice President of Engineering at Apple Inc., where he was one of the founding leaders of the iPhone hardware team and later expanded his role to include iPad, Apple Watch, Macintosh and all other hardware products. He also became the product leader for the last generations of Apple TV and Airport devices leading multiple engineering organizations. He also founded, built and scaled a world class Wireless Design and Technology team of over 1,000 engineers for all the products/ecosystems at Apple (iPhone, iPad, Macs, AirPods, HomePod and accessories). Prior to Apple, Mr. Caballero worked in two startups in Silicon Valley. From 2004 to 2005, he was Director of System Engineering at Radial Labs Inc., a consumer electronics company where he worked on the design of innovative products and core technology for wireless networked audio components and devices. From 2001 to 2004, he was Director of System Engineering & Products at Tropian Inc., where he oversaw the team performing R&D, prototyping, integration and testing of Wireless Systems and handsets including all wireless technologies. Mr. Caballero started his career in the Canadian Air Force (Captain), where his officer’s career culminated in being responsible for the design engineering of the Flight Instrumentation & Telecommunication System of experimental F18 aircrafts. Nominated by CNET en Español “One of the 20 most influential Latinos in tech, 2018”, Mr. Caballero also received an Honorary Doctorate from the University of Montréal & École Polytechnique in 2019. He also holds a Master’s Degree in Electrical Engineering from New Mexico State University and a Bachelor’s Degree in Electrical Engineering from the École Polytechnique de Montréal. Mr. Caballero was selected to serve on our board of directors because of his extensive experience working with wireless technologies and commercializing products for one of the world's largest companies.

Michael J. Fox. Mr. Fox has served as a member of our board of directors since February 2016, and as our Lead Independent Director since June 2019. He is the Chief Executive Officer of Park City Capital, LLC, a value-oriented investment management firm he founded in June 2008 and the Co-Founder of Julie’s Real Foods LLC, a fast-growing natural food company that he co-founded with his wife, Julie, in December 2015. From 2000 to 2008, Mr. Fox worked at J.P. Morgan in New York, most recently as Vice President and Senior Business Services Analyst. As J.P. Morgan’s Senior Business Services Analyst, Mr. Fox headed the firm’s Business Services equity research group from 2005 to 2008. From 2000 to 2005 Mr. Fox was a member of J.P. Morgan’s Leisure equity research group, which was consistently recognized by Institutional Investor’s All America Research Team. Mr. Fox serves on the board of directors of Regional Health Properties, Inc.(NYSE American: RHE), a healthcare real estate investment company. Mr. Fox received his Bachelor of Business Administration degree from Texas Christian University. Mr. Fox’s expertise and background in the financial and equity markets, coupled with Park City Capital’s significant financial stake in our company, enable him to provide our board of directors and management with valuable perspectives on executing strategies to maximize stockholder value.

George B. Holmes. Mr. Holmes joined Resonant in February 2016 as President and Chief Commercial Officer and as a member of our board of directors, and was appointed Chief Executive Officer in January 2017 and Chairman of the Board in June 2019. Mr. Holmes brings to us more than 30 years’ leadership experience in sales, marketing and management spanning a broad range of technologies, including semiconductor, optical components and systems and sub-systems for telecom and CATV. Prior to joining Resonant, Mr. Holmes most recently served as Chief Commercial Officer for Tigo Energy, where he was responsible for creating the company’s customer acquisition and expansion strategy. From 2013 to 2015, he worked for Energous Corporation, a developer of wire-free charging technology for electronic devices, first as Senior Vice President Sales & Marketing then as Chief Commercial Officer where he was responsible for securing development and licensing agreements, overseeing IP strategy and process, spearheading regulatory strategy and tactics and public and investor relations. From 2011 to 2013, he served as Vice President of Sales at SolarBridge Technologies, overseeing all sales, business development and sales operations. His prior experience includes serving as Senior Vice President of Sales and Marketing for PureEnergy Solutions, a developer and manufacturer of wireless power products as well as senior sales executive roles at Agere Systems (formerly Lucent MicroElectronics), Ortel Corp (acquired by Lucent), Level One Communications and Symmetricom. Mr. Holmes holds a B.A. in Business from the University of Puget Sound and a Diploma in international business from Nyenrode University, Netherlands. Mr. Holmes was selected to serve on our board of directors because of his extensive experience commercializing technologies.
Alan B. Howe. Mr. Howe has served on our board of directors since June of 2018. Mr. Howe has served as co-founder and Managing Partner of Broadband Initiatives, LLC, a boutique corporate advisory and strategic consulting firm, since 2001. Previously, he held various executive management positions at Covad Communications, Inc., Teletrac, Inc., Sprint and Manufacturers Hanover Trust Company. Mr. Howe is an experienced public company director. He currently is a member of the board of directors of Sonim Technologies Inc.(Nasdaq: SONM), Babcock & Wilcox (NYSE: BW), Orion Energy Systems, Inc. (Nasdaq: OESX), and NextNav (Nasdaq: NN). During the past five years, he also previously served as a director of Data I/O, Spartacus Acquisition Corp., MagicJack Vocaltec, Ltd., CafePress, Inc., Widepoint Corporation, Urban Communications, Inc. and Determine, Inc. Mr. Howe received a Masters of Business Administration from the Kelley Business School at Indiana University and a Bachelors of Science - Business Administration and Marketing from the Gies School of Business at the University of Illinois. Mr. Howe was selected to serve on our board of directors because of operational, corporate finance, business development and leadership experience as well as his in depth strategic knowledge of the wireless, telecommunications, high technology and software industries.
Jack H. Jacobs. Mr. Jacobs has served as a member of our board of directors since June 2018. Mr. Jacobs has been an on-air commentator for MSNBC since 2002 and is a principal of The Fitzroy Group, Ltd., a firm that specializes in the development of residential real estate. He held the McDermott Chair of Politics at West Point from 2005 to 2020, and since 2020 has been the Senior Fellow. Mr. Jacobs was a co-founder and Chief Operating Officer of AutoFinance Group Inc., one of the firms to pioneer the securitization of debt instruments, from 1988 to 1989. The firm was acquired by KeyBank. Previously he was a Managing Director of Bankers Trust Corporation, a diversified financial institution and investment bank. Mr. Jacobs’ military career included two tours of duty in Vietnam, where he was among the most highly decorated soldiers, earning three Bronze Stars, two Silver Stars and the Medal of Honor, the nation’s highest combat decoration. He retired from active military duty as a Colonel in 1987. Mr. Jacobs has been a member of the board of directors of Paragon Technologies, Inc. since 2012 and a director of Datatrak International, Inc., a technology and services company delivering solutions for the clinical trials industry, since 2016. Mr. Jacobs received a B.A. and a Master’s degree from Rutgers University. Mr. Jacobs was selected to serve on our board of directors because of his public company, corporate governance and leadership experience.
Joshua Jacobs. Mr. Jacobs has served as a member of our board of directors since June 2018. Mr. Jacobs most recently served as the President and Board Director of Maven, Inc., a business operations platform for professional internet publishers, where he led its board of directors and oversaw business operations. Mr. Jacobs also serves on the board of Logiq, Inc. From 2015 to 2016, Mr. Jacobs served as President of Services at Kik Interactive, where he led the creation of a developer and advertising ecosystem powered by one of the world’s leading chat and messaging platforms. From 2011 to 2015, he served as the Chief Executive Officer of Accuen Inc., the programmatic media buying platform of Omnicom Media Group, and as President of Omnicom Media Group. From 2009 to 2011, Mr. Jacobs served as the Senior Vice President of Advertising Products and Global Marketing at Mode Media, where he oversaw all aspects of brand advertising, applications and ad partners as well as global marketing, including brand and agency marketing, corporate communications and research. His prior experience includes serving as Vice President and General Manager of Marketing Technology for Yahoo!, President of X1 Technologies, Inc., and a senior executive of Bigstep, Inc. Mr. Jacobs was selected to serve on our board of directors because of his extensive experience commercializing technologies.
Jean F. Rankin. Ms. Rankin has served as a member of our board of directors since July 2017. Ms. Rankin served as Executive Vice President, Secretary and General Counsel for LSI Corporation, a designer of semiconductors and software that accelerated storage and networking in data centers, mobile networks and client computing, from 2007 to May 2014, when LSI was acquired by Broadcom Limited (formerly Avago Technologies). Ms. Rankin was a key participant in the strategic process and negotiations resulting in the company’s successful sale to Broadcom. At LSI, Ms. Rankin managed the company's intellectual property licensing business. Ms. Rankin currently serves on the Board of Directors of InterDigital, Inc., a public company that designs and develops advanced technologies to enable and enhance wireless communications. InterDigital has an extensive patent portfolio and derives a majority of its revenue from licensing its patents. Ms. Rankin chairs the Compensation Committee and is also a member of the Nominating and Governance Committee. Prior to that, Ms. Rankin served as General Counsel for Agere Systems Inc., before it merged with LSI in April 2007. Prior to Agere, Ms. Rankin held several positions of increasing responsibility at Lucent Technologies, Inc. over a five-year span, as well as at AT&T for six years. She holds a law degree from University of Pennsylvania Law School and a B.A. from the University of Virginia. Ms. Rankin was selected to serve on our board of directors because of her extensive experience as an executive of technology companies and licensing expertise.
Robert Tirva. Mr. Tirva has served as a member of our board of directors since October 2018. Mr. Tirva serves as the President, Chief Operating Officer and Chief Financial Officer of Sonim Technologies, a leading U.S. provider of ultra-rugged mobility solutions. Prior to Sonim, he was the chief financial officer of Intermedia, a leading cloud UCaaS and business application provider from 2016 to 2019, where he was responsible for all of Intermedia’s global financial functions. Prior to Intermedia, he was corporate controller at Dropbox from 2014 to 2016, where he was responsible for developing the company’s accounting organization. Before Dropbox, he spent nearly 14 years at Broadcom Corporation, where he held a range of finance roles of increasing responsibility, including senior vice president, principal accounting officer and vice president of finance. He also has career experience with IBM Corporation, Navistar Financial Corporation and Ernst & Young. Mr. Tirva holds an MBA from the Yale School of Management and a Bachelor of Business Administration degree in Accounting from the University of Notre Dame. He is a certified public accountant licensed in Illinois, but is not engaged in public practice. Mr. Tirva was selected to serve on our board of directors because of his extensive experience as an executive of technology companies and his financial and accounting expertise.
Executive Officers

The following table provides information regarding our executive officers as of March 14, 2022. Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Executive	Age	Position
George B. Holmes	59	Chief Executive Officer
Martin McDermut	71	Chief Financial Officer and Secretary
Neal Fenzi	61	Chief Technology Officer
Dylan Kelly	44	Chief Operating Officer
Lisa Wolf	59	Chief Accounting Officer
Clinton Brown	62	Senior Vice President of Sales and Marketing

Executive Officer Biographies

Please see "Directors" above for information about Mr. Holmes, who also serves on our Board.
Martin McDermut. Mr. McDermut has served as our Chief Financial Officer since November 2018. Prior to joining Resonant, Mr. McDermut served as Vice President and Chief Financial Officer of Applied Micro Circuits Corporation, a publicly traded semiconductor company, from January 2016 to February 2017 when the company was acquired by MACOM Technology Solutions Holdings, Inc. Prior to that Mr. McDermut served as Senior Vice President, Finance and Chief Financial Officer of Vitesse Semiconductor Corporation, a publicly traded semiconductor company, from August 2011 to April 2015 when the company was acquired by Microsemi Corporation. Prior to that Mr. McDermut served as a managing director and consultant at Avant Advisory Group, LLC, a management consulting firm based in Los Angeles and Santa Barbara, CA. He also served as chief financial officer for other publicly traded companies including IRIS International Inc. and Superconductor Technologies Inc. He was a partner at the public accounting firm of Coopers & Lybrand LLP (now known as PricewaterhouseCoopers LLP). Currently he is a member of the board of directors of CDTi Advanced Materials, Inc., Sansum Clinic and Public Square Santa Barbara. Mr. McDermut holds a BA in economics from the University of Southern California and an MBA from the University of Chicago Booth School of Business. He is a Certified Public Accountant.
Neal Fenzi. Mr. Fenzi is a co-founder of Resonant and was appointed Chief Technology Officer in June 2020 following his appointment as Co-Chief Technology Officer in March 2020. Prior to this appointment, Mr. Fenzi served as our Executive Vice President of Engineering since June 2017, our Chief Operating Officer from December 2014 until June 2017, our Vice President of Engineering from June 2013 to December 2014, and our Secretary and Treasurer from June 2013 until

January 2014. Mr. Fenzi also served as Vice President of Engineering of our predecessor, Resonant LLC, from June 2012 until June 2013. Prior to founding Resonant, from 1991 until June 2012, Mr. Fenzi served in engineering, operations and marketing positions at Superconductor Technologies Inc., including as Vice President of Engineering, Chief Engineer and Vice President of Product Management. Mr. Fenzi holds a BSEE degree from New Mexico State University.
Dylan Kelly. Mr. Kelly joined Resonant in December 2019 as Chief Operating Officer. Mr. Kelly brings to us more than 20 years’ leadership experience in semiconductor product development, product marketing and high-volume manufacturing spanning a broad range of applications, including smartphones, wireless infrastructure, test and measurement, and aerospace and defense. Prior to joining Resonant, Mr. Kelly most recently served as President and Chief Operating Officer for pSemi, a Murata Company, where he was responsible for the company’s RF semiconductor business, as well as corporate manufacturing operations, IT, and quality. Prior to this role, Mr. Kelly served as Vice President and General Manager of the Mobile Wireless business unit from 2010 to 2017. Before being acquired by Murata in 2014, pSemi was known as Peregrine Semiconductor, a publicly traded company from 2012 to 2014. Mr. Kelly pioneered the use of silicon-on-insulator technology for RF front-end applications with the company from 2000 - 2010 and held numerous positions in development, marketing and sales management positions. Mr. Kelly started his career at Motorola in 1999 in the development of RF transceivers. Mr. Kelly holds a B.S. degree in electrical engineering from the University of Texas at Austin and an M.S. degree in electrical engineering from the University of California, San Diego. He is the author of numerous technical papers and has 37 issued and pending patents.
Lisa Wolf. Ms. Wolf joined Resonant in 2014 as Controller, was promoted to Vice President of Finance in 2016, and now serves as the Chief Accounting Officer. Ms. Wolf is a CPA with over 20 years of public accounting experience including audit of public companies, financial reporting, design and implementation of internal controls and SEC reporting. Additionally, Ms. Wolf has held several positions as Controller at a variety of both public and private companies. Most recently, prior to joining Resonant, Ms. Wolf served as Controller of ArmaGen Inc., a biotechnology company devoted to the development of new drugs to treat human brain disorders. Ms. Wolf holds a BS in Business Administration with an emphasis in Accounting from California State University, Northridge.
Clint Brown. Mr. Brown has served as our Senior Vice President of Sales and Marketing since October 2021. Prior to joining Resonant, Mr. Brown served as Director of Business Development Mobility Wireless Connectivity at Broadcom. He has more than 30 years of experience in sales, business development and marketing experience, specializing in semiconductor-based wireline and wireless communication technologies, including 802.11 WLAN, Bluetooth, FM, GNSS, NFC, Wireless Charging, Ethernet, Home Phoneline Networking (HomePNA), and Analog Modems. Mr. Brown has also served on the Board of the Wi-Fi Alliance.
Corporate Governance
Our business affairs are managed under the direction of our board of directors, which is currently comprised of eight members. Each director's term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members will serve on these committees until their resignation or as otherwise determined by our board of directors. Each of these standing committees operates under a written charter adopted by the board of directors. The charters are available on the “Investors” portion of our website at www.resonant.com.

The table below provides current membership information for each of the three standing board committees.

Committees
Name	Audit	Compensation	Nominating and Corporate Governance
Rubén Caballero
Michael J. Fox		X	Chair
George B. Holmes
Alan B. Howe	X
Jack H. Jacobs		X	X
Joshua Jacobs		X	X
Jean F. Rankin	X	Chair
Robert Tirva	Chair		X
Number of Committee Meetings Held in Fiscal 2021	5	13	3

Audit Committee. Messrs. Howe and Tirva and Ms. Rankin, each of whom is a non-employee member of our board of directors, serve on our audit committee, and Mr. Tirva chairs the committee. Our board of directors has determined that each of the members of the audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of The Nasdaq Stock Market LLC (NASDAQ) and the SEC. Our board of directors has also determined that Mr. Tirva qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of NASDAQ. The audit committee is responsible for, among other things:
•appointing, overseeing, and if need be, terminating any independent auditor;
•assessing the qualification, performance and independence of our independent auditor;
•reviewing the audit plan and pre-approving all audit and non-audit services to be performed by our independent auditor;
•reviewing our financial statements and related disclosures;
•reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures;
•reviewing our overall risk management framework;
•overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;
•reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports;
•reviewing and approving related person transactions; and
•preparing the audit committee report that the SEC requires in our annual proxy statement.

Compensation Committee. Messrs. Fox, Jack Jacobs and Joshua Jacobs and Ms. Rankin, each of whom is a non-employee member of our board of directors, comprise our compensation committee, and Ms. Rankin chairs the committee. Our board of directors has determined that each of the members of the compensation committee meets the requirements for independence under the rules of NASDAQ and the SEC. The compensation committee is responsible for, among other things:
•reviewing the elements and amount of total compensation for all officers;
•formulating and recommending any proposed changes in the compensation of our chief executive officer for approval by the board;
•reviewing and approving any changes in the compensation for officers, other than our chief executive officer;
•administering our equity compensation plans;
•reviewing annually our overall compensation philosophy and objectives, including compensation program objectives, target pay positioning and equity compensation; and
•preparing the compensation committee report that the SEC will require in our annual proxy statement.

Nominating and Corporate Governance Committee. Messrs. Fox, Jack Jacobs, Joshua Jacobs and Tirva, each of whom is a non-employee member of our board of directors, comprise our nominating and corporate governance committee, and Mr. Fox chairs the committee. Our board of directors has determined that each of the members of the nominating and corporate governance committee meets the requirements for independence under the rules of NASDAQ for service on this committee. The nominating and corporate governance committee is responsible for, among other things:
•evaluating and making recommendations regarding the composition, organization and governance of our board of directors and its committees;
•identifying, recruiting and nominating director candidates to the board if and when necessary;
•evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees;
•reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and
•reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

Other Board Committees. Our board of directors forms ad hoc committees from time-to-time to assist the board in fulfilling its responsibilities with respect to matters that are the subject of the ad hoc committee’s mandate.
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
ITEM 11.                 EXECUTIVE COMPENSATION
Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during 2021 and 2020. As a “smaller reporting company,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended, or the Securities Act, we are required to provide compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. These three officers are referred to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation($)(3)	Total ($)
George Holmes	2021	423,425	1,020,848	271,557 (4)	68,206	1,784,036
Chief Executive Officer	2020	400,000	348,000	100,000 (5)	34,961	882,961

Martin McDermut	2021	314,251	395,971	181,407 (6)	14,500	906,129
Chief Financial Officer	2020	306,482	102,813	140,731 (7)	14,250	564,276

Dylan Kelly	2021	299,055	388,588	158,093 (8)	14,500	860,236
Chief Operating Officer	2020	285,000	429,000	128,253 (9)	14,250	856,503
________________
(1)    These amounts represent the grant date fair value of the stock awards determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the officer, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
(2)    Non-equity incentive plan compensation represents incentive bonuses earned pursuant to awards granted under an incentive bonus plan which permits the compensation committee of the board, as the administrator of such plan, to settle such awards in cash, stock, options, or a combination thereof.
(3)    All Other Compensation in 2021 included the following:

Name	Insurance Premiums ($)	401(k) Matching Contributions ($)	Total ($)
George Holmes	53,706	14,500	68,206
Martin McDermut	—	14,500	14,500
Dylan Kelly	—	14,500	14,500
(4)    This amount was settled by delivery of $271,577 in cash.
(5)    This amount was settled by delivery of $100,000 in cash.
(6)    This amount was settled by deliver of (i) $96,596 in cash, and (ii) 30,302 restricted stock units.
(7)    This amount was settled by deliver of (i) $59,625 in cash, and (ii) 32,093 restricted stock units.
(8)    This amount was settled by delivery of (i) $91,965 in cash, and (ii) 23,807 restricted stock units.
(9)    This amount was settled by delivery of (i) $67,733 in cash, and (ii) 23,882 restricted stock units.

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
Compensation Elements
Our compensation package for executive officers consists of base salary, annual incentive (bonus) awards, and long-term equity-based compensation. The executive officers are also eligible to participate in all of our employee benefit plans. We also provide in certain circumstances, a sign-on bonus to executive officers, which may be applied against and reduce any other bonus to which the executive is entitled for one or more fiscal years and must be repaid if the executive officer voluntarily terminates employment with us other than for good reason within one year of commencement of employment.
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
Annual base salaries as of December 31, 2020 and 2021 and as of March 14, 2022 for the named executive officers are as follows:

Executive	2020 Annual Base Salary	2021 Annual Base Salary	2022 Annual Base Salary
George Holmes	$400,000	$425,000	$425,000
Martin McDermut	$307,340	$314,716	$333,599
Dylan Kelly	$285,000	$300,000	$316,500

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
2021 Incentive Bonus Program. During 2021, our executive officers, including our named executive officers, participated in the 2021 incentive bonus program. The program provided for the award of quarterly and/or annual bonuses to our employees and executive officers (other than our chief executive officer) if certain performance goals, based on company-

wide billings, expenses and certain other individual non-monetary targets, were attained in quarterly and annual performance periods during our 2021 fiscal year. The awards contained a combination of service conditions and performance conditions based on the achievement of specified performance thresholds. The awards were based on each individual’s annual salary multiplied by a bonus multiplier percentage which had been determined by our compensation committee. The plan also allowed for additional discretionary awards to non-executive employees up to 10% of the total base salaries of non-executive employees. Our chief executive officer was eligible for the award of an annual bonus if certain performance goals, based on company-wide billings, expenses and stock price performance, were attained during the fiscal 2021 annual performance period. The bonuses for the first three quarters were paid in restricted stock, and the fourth quarter and annual bonuses were paid in cash. The number of shares underlying equity awards granted to each employee in payment of quarterly bonuses was determined based on the performance bonus amount to be paid in equity, divided by our closing stock price on the grant date.
Our named executive officers received the following quarterly and annual incentive bonus awards during 2021:

Executive	First Quarter ($)(1)	Second Quarter ($)(2)	Third Quarter ($)(3)	Fourth Quarter ($)(4)	Fiscal Year ($)(4)	Total 2021 Bonus ($)
George Holmes (5)	—	—	—	—	271,577	271,577
Martin McDermut	30,088	25,643	29,080	24,453	72,143	181,407
Dylan Kelly	21,146	19,782	25,200	23,310	68,655	158,093
________________
(1)    Payable 100% in restricted stock units, with the number of restricted stock units determined by dividing the total dollar amount of the bonus to be paid in restricted stock units by the closing sales price of the Corporation’s common stock on the date of approval. The restricted stock units vested in full on May 18, 2021.
(2)    Payable 100% in restricted stock units, with the number of restricted stock units determined by dividing the total dollar amount of the bonus to be paid in restricted stock units by the closing sales price of the Corporation’s common stock on the date of approval. The restricted stock units vested in full on August 17, 2021.
(3)    Payable 100% in restricted stock units, with the number of restricted stock units determined by dividing the total dollar amount of the bonus to be paid in restricted stock units by the closing sales price of the Corporation’s common stock on the date of approval. The restricted stock units vested in full on November 16, 2021.
(4)    Payable 100% in cash.
(5)    Mr. Holmes was only eligible to receive an annual bonus for fiscal year 2021. This amount includes $221,577 earned under the 2021 incentive bonus program and a discretionary amount of $50,000.
Long-term Equity Incentives. We deliver long-term incentive value through the award of stock options and restricted stock units to our employees. Awards of equity compensation are made in the discretion of our compensation committee pursuant to the terms of the Resonant Inc. Amended and Restated 2014 Omnibus Incentive Plan. Employees typically receive an initial award upon joining the company, and additional awards on an annual basis.
2021 Long-term Equity Incentive Awards. Our named executive officers received the following long-term equity incentive awards during 2021:

Executive	RSUs (#)
George Holmes (1)	154,440
Martin McDermut (2)	77,333
Dylan Kelly (3)	76,216
________________
(1)    The RSUs vest in four equal annual installments on December 1, 2021, 2022, 2023 and 2024.
(2)    47,333 RSUs vest in four equal annual installments on December 1, 2021, 2022, 2023 and 2024. 30,000 RSUs vest in four equal annual installments on May 13, 2021, December 1, 2021, 2022, and 2023.
(3)    46,216 RSUs vest in four equal annual installments on December 1, 2021, 2022, 2023 and 2024. 30,000 RSUs vest in four equal annual installments on May 13, 2021, December 1, 2021, 2022, and 2023.

Outstanding Equity Awards at Fiscal Year End

The following table presents certain information concerning equity awards held by our named executive officers as of December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George Holmes	8/7/2017	5,824 (2)	—	4.51	8/7/2027	—	—	—	—
	11/6/2017	7,663 (3)	—	4.62	11/6/2027	—	—	—	—
	1/24/2019	—	—	—	—	24,013 (4)	41,062	—	—
	6/11/2019	—	—	—	—	3,205 (4)	5,481	—
	6/11/2019	—	—	—	—	—	—	500,000 (5)	855,000
	2/12/2020	—	—	—	—	100,000 (6)	171,000	—	—
	1/21/2021	—	—	—	—	115,830 (7)	198,069	—	—
Martin McDermut	5/28/2014	12,000(8)	—	6.00	45,440	—	—	—	—
	1/24/2019	—	—	—	—	1,918 (4)	3,280	—	—
	2/12/2020	—	—	—	—	29,544 (6)	50,520	—	—
	1/21/2021	—	—	—	—	35,499 (7)	60,703	—	—
	5/9/2021	—	—	—	—	15,000 (9)	25,650	—	—
Dylan Kelly	12/2/2019	—	—	—	—	100,000 (6)	171,000	—	—
	12/2/2019	—	—	—	—	—	—	200,000 (5)	342,000
	3/9/2020	—	—	—	—	25,000 (6)	42,750	—	—
	11/12/2020	—	—	—	—	75,000 (6)	128,250	—	—
	1/21/2021	—	—	—	—	34,662 (7)	59,272	—	—
	5/9/2021	—	—	—	—	15,000 (9)	25,650	—	—
_________________
(1)    The market value of the restricted stock awards is based on the closing market price of our common stock as of December 31, 2021, which was $1.71 per share.
(2)    Vested 100% on August 16, 2017.
(3)    Vested 100% on November 16, 2017.
(4)    Represents a grant of restricted stock units, of which 25% vested on December 1, 2019, 2020, and 2021, and 25% vests on December 1, 2022.
(5)    Represents a grant of restricted stock units that are subject to performance-based vesting requirements, measured quarterly, based on the average of (a) the average high daily trading price of Resonant common stock for each trading day during the last month of the applicable calendar quarter and (b) the average low daily trading price of Resonant common stock for each trading day during the last month of the applicable calendar quarter, each as reported by The Nasdaq Stock Market, LLC (the “Applicable Share Price”). The RSUs are eligible to be earned on a quarterly basis based on a linear interpolation of the Applicable Share Price between $5 per share (0% of the RSUs) and $20 per share (100% of the RSUs). Once earned, the RSUs vest and become exercisable, if at all, (y) 50% on the date such RSUs become earned and (z) 50% on September 30, 2022.
(6)     Represents a grant of restricted stock units, of which 25% vested on December 1, 2020 and 2021, and 25% vests on each of December 1, 2022 and December 1, 2023.
(7)    Represents a grant of restricted stock units, of which 25% vested on December 1, 2021 and 25% vests on each of December 1, 2022, 2023, and 2024.
(8)    Vested 5,000 shares on May 28, 2014 and 700 shares on June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016.
(9)    Represents a grant of restricted stock units, of which 25% vested on May 13, 2021, 25% vested on December 1, 2021, and 25% vests on each of December 1, 2022, and 2023.
Executive Officer Employment Letters
We entered into an executive employment letter, dated February 9, 2016, with George Holmes, an executive employment letter, dated October 14, 2018, with Martin McDermut and an executive employment letter, dated November 14, 2019, with Dylan Kelly. The letters have no specific duration and provide for at-will employment. Each of our named executive officers may be entitled to receive severance benefits under a severance and change in control agreement, as described below.

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
Severance Payment: All participants will receive severance for a specified number of months of the participant's base salary then in effect immediately prior to the date of the participant’s termination of employment, less all required tax withholdings and other applicable deductions, payable as soon as practicable following the participant’s termination of employment. Messrs. Holmes, McDermut and Kelly, our named executive officers, are each entitled to receive 18 months of base salary severance.
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
Severance Payment: All participants will receive severance for a specified number of months of the participant's base salary then in effect. Messrs. Holmes, McDermut and Kelly, our named executive officers, are each entitled to receive 18 months of base salary severance.
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
Pension Benefits and Nonqualified Deferred Compensation
We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2021.
401(k) Plan
We maintain a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit sharing contributions to eligible participants. We have implemented a matching program, which is limited to 5% of base salary. In 2021, we made matching contributions of $524,000 into the plan.
Non-employee Director Compensation
Director Compensation Table
The following table details the total compensation earned by our non-employee directors in fiscal year 2021:

Director	Fees Earned or Paid in Cash	Stock Awards(1)(2)(3)(4)	All Other Compensation		Total
Rubén Caballero	$50,000	$130,000	$150,000	(5)	$330,000
Michael Fox	$113,000	$280,000	$—		$393,000
Alan Howe	$57,500	$144,000	$—		$201,500
Jack Jacobs	$59,000	$144,000	$—		$203,000
Joshua Jacobs	$59,000	$144,000	$—		$203,000
Jean Rankin	$67,500	$172,000	$—		$239,500
Robert Tirva	$69,000	$172,000	$—		$241,000
________________
(1)    Represents awards of restricted stock units, each of which entitles the director to receive one share of our common stock at the time of vesting, without the payment of an exercise price or other cash consideration.
(2)    These amounts represent the grant date fair value of the stock awards granted in fiscal year 2021 determined in accordance with ASC Topic 718. These amounts may not correspond to the actual value eventually realized by the director, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating these amounts are set forth in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
(3)    On May 10, 2021, each of Ms. Rankin and Mr. Tirva received an award of restricted stock units for 35,000 shares of our common stock, Messrs. Jack Jacobs, Joshua Jacobs, and Howe received an award of restricted stock units for 25,000 shares of our common stock, Mr. Fox received an award of restricted stock units for 65,000 shares of our common stock, and Mr. Caballero received an award of restricted stock units for 20,000 shares of our common stock, which awards will vest 50% on May 10, 2022 and 50% on May 10, 2023.
(4)    On June 8, 2021, upon their reelection to the board, each of Ms. Rankin and Messrs. Jack Jacobs, Joshua Jacobs, Howe, Caballero and Tirva received an award of restricted stock units for 19,788 shares of our common stock, and Mr. Fox received an award of restricted stock units for 26,385 shares of our common stock, which awards vest and settle 50% on the earlier of the day prior to the first annual meeting of stockholders following the grant and June 8, 2022, and 50% on the earlier of the day prior to the second annual meeting of stockholders following the grant and June 8, 2023. As of December 31, 2021, the non-employee directors who served during fiscal 2021 held restricted stock units for the following number of shares of our common stock: Mr. Caballero - 52,499; Mr. Fox - 108,334; Mr. Howe - 57,499; Mr. Jack Jacobs - 57,499; Mr. Joshua Jacobs - 57,499; Ms. Rankin - 67,499 and Mr. Tirva - 67,499. Restricted stock units generally vest in two installments of 50% each on the first and second anniversaries of the date of grant.
(5)    Consists of fees for technical advisory services provided by Mr. Caballero during fiscal year 2021, comprised of $50,000 paid in cash and $100,000 paid in restricted stock units for 32,154 shares of our common stock that vested 100% on December 31, 2021. The dollar amount paid in restricted stock units represents the grant date fair value of the award determined in accordance with ASC Topic 718. The amount may not correspond to the actual value eventually realized by Mr. Caballero, which depends in part on the market value of our common stock in future periods. Assumptions used in calculating the amount are set forth in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

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
Annual award to Outside Directors. On the date of each annual meeting of our stockholders, each Outside Director who has served on our board of directors for at least the preceding six months will be granted restricted stock units with a grant date fair value equal to $75,000, or the Annual RSU Award. One-half of the shares underlying the Annual RSU Award will vest on the earlier of (i) the day prior to the first annual meeting of stockholders following the grant or (ii) one year from grant, and one-half of the shares underlying the Annual RSU Award will vest on the earlier of (i) the day prior to the second annual meeting of stockholders following the grant or (ii) two years from grant, subject to continued service as a director through the applicable vesting date.
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
Cash compensation. Each Outside Director receives an annual retainer of $50,000 in cash for serving on our board of directors, or the Annual Fee. The Outside Director who serves as chairman of the board or lead independent director will receive an additional annual cash retainer of $50,000. Each Outside Director who serves as a member or chairperson of the audit, compensation, or nominating and corporate governance committee of the board also receives the following additional cash compensation:

Committee	Chair	Member (Excluding Chair)
Audit	$15,000	$7,500
Compensation	$10,000	$5,000
Nominating and Corporate Governance	$8,000	$4,000
All cash compensation is paid in quarterly installments to each Outside Director who has served in the relevant capacity for the immediately preceding fiscal quarter no later than 30 days following the end of such preceding fiscal quarter. An Outside Director who has served in the relevant capacity for only a portion of the immediately preceding fiscal quarter will receive a prorated payment of the applicable fee.
Technical Advisory Arrangement with Rubén Caballero
In addition to his service on our board of directors, we have engaged Mr. Caballero as a technical advisor pursuant to a Technical Advisor Agreement, dated as of August 5, 2019.  In consideration for his advisory services, we have agreed to pay

Mr. Caballero $50,000 per year, payable in cash in monthly installments, and $100,000 in restricted stock units upon his appointment (which vested on January 1, 2020) and $100,000 in restricted stock units in January of each year thereafter that Mr. Caballero is providing technical advisory services to Resonant (which will vest on December 31 of the year of grant).

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock for:
•each of our named executive officers;
•each of our directors;
•all of our executive officers and directors as a group; and
•each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

The information for each beneficial owner is as of March 14, 2022, unless otherwise indicated for greater than five percent (5%) stockholders who are not officers or directors of Resonant. We have based percentage ownership of our common stock on 67,186,080 shares of our common stock outstanding as of March 14, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of March 14, 2022, as well as all shares of common stock issuable pursuant to restricted stock units held by the person that are subject to vesting conditions expected to occur within 60 days of March 14, 2022. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Resonant Inc., 10900 Stonelake Blvd, Suite 100, Office 02-130, Austin, TX 78759.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
George Holmes (1)	540,923	*
Martin McDermut (2)	283,825	*
Dylan Kelly (3)	174,197	*
Rubén Caballero (4)	164,462	*
Michael Fox (5)	2,153,668	3.2%
Alan Howe (6)	81,684	*
Jack Jacobs (7)	76,684	*
Joshua Jacobs(8)	80,184	*
Jean Rankin(9)	91,012	*
Robert Tirva (10)	81,684	*
All executive officers and directors as a group (13 persons) (11)	4,700,467	7.0%

Other 5% Stockholders:
AWM Investment Company Inc. (12)	3,761,840	5.6%
________________
*Represents beneficial ownership of less than one percent.
(1)     Consists of (i) 527,436 shares of common stock, and (ii) 13,487 shares of common stock that may be acquired from us upon exercise of stock options that are exercisable within 60 days of March 14, 2022.
(2)    Consists of (i) 271,825 shares of common stock, and (ii) 12,000 shares of common stock that may be acquired from us upon exercise of stock options that are exercisable within 60 days of March 14, 2022.

(3)    Consists of 174,197 shares of common stock,.
(4)    Consists of 154,462 shares of common stock, and (ii) 10,000 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(5)    Consists of (i) 121,168 shares of common stock, (ii) 32,500 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022, and (iii) 2,000,000 shares of common stock owned by Park City Capital Offshore Master Ltd.
(6)    Consists of (i) 69,184 shares of common stock, and (ii) 12,500 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(7)    Consists of (i) 64,184 shares of common stock, and (ii) 12,500 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(8)    Consists of (i) 67,684 shares of common stock, and (ii) 12,500 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(9)    Consists of (i) 73,512 shares of common stock, and (ii) 17,500 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(10)     Consists of (i) 64,184 shares of common stock, and (ii) 17,500 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(11)    Consists of (i) 4,461,884 shares of common stock, (ii) 117,333 shares of common stock that may be acquired from us upon exercise of stock options that are exercisable within 60 days of March 14, 2022, and (iii) 121,250 shares of common stock that are issuable pursuant to restricted stock units that are subject to vesting conditions that are expected to occur within 60 days of March 14, 2022.
(12)    Based on information set forth in a Schedule 13G filed with the SEC on February 11, 2022 by AWM Investment Company, Inc. with an address at c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column A)
Equity compensation plans approved by security holders (2)	4,371,704	$4.60	3,259,944
Equity compensation plans not approved by security holders	—	—	—
Total	4,371,704	$4.60	3,259,944
______________
(1)    The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account restricted stock units, which have no exercise price.
(2)    Consists of the Amended and Restated 2014 Omnibus Incentive Plan, as amended.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable Related Party Transactions
We describe below transactions, and series of related transactions, since January 1, 2020 to which we were or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or their immediate family members, had or will have a direct or indirect material interest.
Other than as described below, there has not been, nor is there any currently proposed, transaction or series of related transactions to which we have been or will be a party other than compensation arrangements, which are described where required under the headings “Board of Directors and Corporate Governance - Director Compensation Table” and “Executive Compensation.”
Indemnification Agreements
We have entered into indemnification agreements with each of our current and former directors and executive officers and certain key employees. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our current and former directors and officers to the fullest extent permitted by Delaware law.

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
Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise such director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Messrs. Fox, Howe, Jack Jacobs, Joshua Jacobs and Tirva, and Ms. Rankin are ‘‘independent directors’’ as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NASDAQ. Because Mr. Holmes is employed by Resonant, he does not qualify as independent. Additionally, the Board concluded that Mr. Caballero does not qualify as independent due to the nature and significance of his consulting relationship with Resonant.
ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firms
On August 19, 2020, we appointed KPMG, LLP as our independent registered public accounting firm. KPMG LLP replaced Crowe LLP, which had served as our independent registered public accounting firm since June 2015.
The following table presents fees billed to us by KPMG LLP for professional services rendered during fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$355,500	$376,153
Audit-Related Fees (2)	190,000	140,131
Tax Fees (3)	30,125	29,875
All Other Fees	—	—
Total Fees	$575,625	$546,159
____________
(1)“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our From 10-K for the years ended December 31, 2021 and December 31, 2020, review of our quarterly financial statements presented in our quarterly reports during 2021 and 2020, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for that fiscal year.
(2)“Audit-Related Fees” consist of fees for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees also consisted of fees for professional services rendered in connection with the registration of shares pursuant to registration statements on Form S-3 that we filed with the SEC during the fiscal year ended December 31, 2021, and fees for professional services rendered in connection with our sale of shares under our at-the-market offering during the fiscal years ended December 31, 2021 and 2020.
(3)    “Tax Fees” consist of professional services rendered in connection with tax audits, tax compliance, and tax consulting and planning.

The following table presents fees billed to us by Crowe LLP for professional services rendered during the fiscal year ended December 31, 2020.

2020
Audit Fees (1)	$51,153
Audit-Related Fees (2)	105,131
Tax Fees	—
All Other Fees	—
Total Fees	$156,284
___________________
(1) “Audit Fees” consist of fees for professional services rendered in connection with the review of our quarterly financial statements presented in our quarterly reports during 2020, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for 2020.
(2) “Audit-Related Fees” consist of fees for professional services that are reasonably related to the performance of the audit or review of the company’s financial statements. Audit-related fees also consisted of fees for professional services rendered in connection with the registration of shares pursuant to registration statements on Form S-3 and Form S-8 that we filed with the SEC during the fiscal year, and fees for professional services rendered in connection with our sale of shares in underwritten public offerings during the fiscal year.
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
Before engagement of the independent registered public accounting firm for the next fiscal year’s audit, the independent registered public accounting firm submits to the audit committee for approval a detailed description of services expected to be rendered during that year for each of the following categories of services:
•Audit services. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to form an opinion on our consolidated financial statements. Audit services also include, as necessary, the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. Other audit services may include services associated with SEC registration statements, periodic reports and other documents filed with the SEC.
•Audit-related services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor.
•Tax Services. Tax services include services related to tax compliance, tax planning and tax advice.
•All Other Services. All other services are those services not described in the other categories that are not prohibited by SEC rules.

The audit committee pre-approves particular services or categories of services on a case-by-case basis. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the audit committee, or as permitted, the audit committee chair, before the independent registered public accounting firm is engaged. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, or the audit committee chair. All fees paid for the fiscal years ended December 31, 2021 and 2020 were pre-approved by the audit committee in accordance with the process described in the policy above.

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
3.Exhibits
        The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1***	Agreement and Plan of Merger, dated as of February 14, 2022, by and among Resonant Inc., Murata Electronics North America, Inc. and PJ Cosmos Acquisition Company, Inc.	8-K	001-36467	2.1	2/14/2022
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/5/2014
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36467	3.1	6/12/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36467	3.2	6/5/2014
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-193552	4.1	4/11/2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-193552	10.1	1/24/2014
10.2.1*	Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-1/A	333-193552	10.2	4/11/2014
10.2.2*	Amendment No. 1 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-211893	10.1	6/7/2016
10.2.3*	Amendment No. 2 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	S-8	333-218542	10.3	6/7/2017
10.2.4*	Amendment No. 3 to Registrant’s Amended and Restated 2014 Omnibus Incentive Plan	8-K	001-36467	10.1	6/12/2019
10.2.5*	Amendment No. 4 to Registrant's Amended and Restated 2014 Omnibus Incentive Plan	8-K	001-36467	10.1	6/10/2020
10.3*	Offer Letter between the Registrant and Neal Fenzi, dated June 17, 2013	S-1	333-193552	10.5	1/24/2014
10.4*	Offer Letter between the Registrant and George B. Holmes, dated February 9, 2016	8-K	001-36467	10.1	3/4/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.5*	Offer Letter between the Registrant and Martin S. McDermut, dated October 14, 2018	8-K	001-36467	10.1	11/5/2018
10.6*	Offer Letter between the Registrant and Dylan J. Kelly, dated November 14, 2019	8-K	001-36467	10.1	12/2/2019
10.7*	Form of Severance and Change in Control Agreement					X
10.8*	Amended and Restated Restricted Stock Unit Agreement, dated June 11, 2019, between the Registrant and George B. Holmes	8-K	001-36467	10.2	6/12/2019
10.9*	Restricted Stock Unit Agreement, dated December 2, 2019, between the Registrant and Dylan J. Kelly	8-K	001-36467	10.2	12/2/2019
10.10*	Outside Director Compensation Policy	10-K	001-36467	10.1	3/12/2021
10.11.1	Standard Commercial Lease, dated May 14, 2018, between the Registrant and University Business Center Associates	8-K	001-36467	10.1	5/17/2018
10.11.2	First Amendment to Standard Commercial Lease, dated May 1, 2020, between the Registrant and 175 Cremona Canwood, LLC	10-K	001-36467	10.11.2	3/12/2021
10.12	Sublease Agreement, dated as of September 10, 2021, between Resonant Inc. and Sonim Technologies Inc.	10-Q	001-36467	10.2	11/10/2021
10.13*	Amended and Restated Severance and Change in Control Agreement, dated as of December 21, 2017, by and between the Registrant and George B. Holmes	8-K	001-36467	10.2	12/26/2017
10.14*	Technical Advisor Agreement, dated as of August 5, 2019, between the Registrant and Ruben Caballero	10-K	001-36467	10.19	3/13/2020
10.15.1**	Collaboration and License Agreement, dated as of September 30, 2019, by and between the Registrant and Murata Manufacturing Co., Ltd.	10-Q	001-36467	10.1	11/7/2019
10.15.2**	Addendum 1 to Collaboration and License Agreement, dated as of September 30, 2021, between the Registrant and Murata Manufacturing Co., Ltd.	10-Q	001-36467	10.1	11/10/2021
10.16	At-The-Market Equity Offering Sales Agreement, dated as of August 14, 2020 between the Registrant and Stifel, Nicolaus & Company Incorporated	8-K	001-36467	1.1	8/14/2020
21.1	List of Subsidiaries	10-K	001-36467	21.1	3/30/2017
23.1	Consent of KPMG LLP					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*    Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**    Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.
*** The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
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

Dated:	March 14, 2022	Resonant Inc.

		By:	/s/ MARTIN S. MCDERMUT
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

Signature	Title	Date

/s/ George B. Holmes	Chief Executive Officer and Chairman of the Board of Directors	March 14, 2022
George B. Holmes	(Principal Executive Officer)

/s/ Martin S. McDermut	Chief Financial Officer and Secretary	March 14, 2022
Martin S. McDermut	(Principal Financial Officer)

/s/ Lisa Wolf	Chief Accounting Officer	March 14, 2022
Lisa Wolf	(Principal Accounting Officer)

/s/ Michael J. Fox	Director	March 14, 2022
Michael J. Fox

/s/ Alan Howe	Director	March 14, 2022
Alan Howe

/s/ Joshua Jacobs	Director	March 14, 2022
Joshua Jacobs

/s/ Jack Jacobs	Director	March 14, 2022
Jack Jacobs

/s/ Jean Rankin	Director	March 14, 2022
Jean Rankin

/s/ Robert Tirva	Director	March 14, 2022
Robert Tirva

/s/ Ruben Caballero	Director	March 14, 2022
Ruben Caballero